Form 10-Q
period 2025-09-30
USA OPPORTUNITY INCOME ONE, INC.
filed 2025-12-23
CIK 1878379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 333-290915

USA Opportunity Income One, Inc.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0985204
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

404 Ave Constitucion # 208 San Juan, Puerto Rico 00901
(Address of principal executive offices) (Zip Code)

Phone: (800) 305-5310
(Registrant’s telephone number, including area code) N/A (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

As of December 22, 2025, the registrant had 3,000 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

USA Opportunity Income One, Inc.

Balance Sheets

	September 30,2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets
Unrestricted cash	$61,425	$22,539
Restricted cash	-	-
Accounts receivable	-	-
Prepaid expenses	3,463	1,853
Total Current Assets	64,888	24,391

Due to/from related parties	-	-
Capitalized bond issuance costs	-	-
FF&E	-	-

First trust deed mortgages	-	-
Other trust deed mortgages	-	-
Unsecured loans receivable	-	-
Preferred equity interests	-	-
TOTAL ASSETS	$64,888	$24,391

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Accounts payable	$8,102	$4,230
Advances from related party	619,999	469,528
Total Current Liabilities	628,101	473,758

Bonds issued and outstanding at par	195,000	196,000

Total Liabilities	823,101	669,758

Commitments and contingencies	-	-

Common stock at par	30	30
Additional paid in capital	-	-
Retained earnings	(758,243)	(645,397)
Total Equity	(758,213)	(645,367)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$64,888	$24,391

USA Opportunity Income One, Inc.

Statements of Operations

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues

Interest income	$0	$0	$0	$0
Preferred equity dividends	-	-	-	-
Originations points and related fees	-	-	-	-
Other fee income	-	-	-	-
Total Revenues	-	-	-	-

Operating Expenses
Marketing expense	-	-	-	-
Underwriting expense	-	-	-	-
Servicing expense	-	-	-	-
Bad debt expense	-	-	-	-
General & administrative expense	(23,432)	(21,542)	(95,352)	(88,650)
Amortization of issuance costs	-	-	-	-
Interest expense on bonds	(5,850)	(5,117)	(17,567)	(14,998)
Total Operating Expenses	(29,282)	(26,659)	(112,919)	(103,648)

Operating Income	(29,282)	(26,659)	(112,919)	(103,648)

Other Income (Expense)
Other Interest Income	1	384	73	2,080
Income/(Loss) before income taxes	(29,281)	(26,275)	(112,846)	(101,568)

Provision for income taxes	-	-	-	-

Net Income/(Loss)	$(29,281)	$(26,275)	$(112,846)	$(101,568)

Net Income per share (basic and fully diluted)	$(9.76)	$(8.76)	$(37.62)	$(33.86)
Shares outstanding (basic and fully diluted)	3,000	3,000	3,000	3,000

USA Opportunity Income One, Inc.

Statements of Cash Flows

	For the nine months ended
	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)

Cash Flows from Operating Activities

Net income/(loss)	$(112,846)	$(101,568)
Increase/(Decrease) in accounts payable	3,872	-
Increase/(Decrease) in due to/from related parties	150,470	2,096
(Increase)/Decrease in accounts receivable/prepaid expenses	(1,610)	-

Net Cash Provided by (Used in) Operating Activities	39,886	(99,472)

Cash Flows from Investing Activities

Originations of loans	-	-
Repayments of loans	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities

Proceeds of issuance of common stock	-	-
Proceeds from issuance / (redemption) of unsecured bonds	(1,000)	20,000
Net Cash Provided by Financing Activities	(1,000)	20,000

Net Change in Cash	$38,886	(79,472)

Cash at beginning of period	22,539	102,667
Cash at end of period	$61,425	$23,195

Cash paid during the period for:
Interest expense	$17,567	$14,998

Income taxes	-	-

USA Opportunity Income One, Inc.

Statements of Changes in Stockholders’ Equity/(Deficit)

For the three and nine months ended September 30, 2025

					Total
			Additional		Stockholders’
	Common Stock		Paid In	Retained	Equity/
	Shares	Amount	Capital	Earnings	(Deficit)

Balance at June 30, 2025	3,000	$30	$0	$(728,962)	$(728,932)

Issuance of Common Stock	-	-	-	-	-
Net Income/(Loss)	-	-	-	(29,281)	(29,281)
Balance at September 30, 2025	3,000	$30	$0	$(758,243)	$(758,213)

Balance at December 31, 2024	3,000	$30	$0	$(645,397)	$(645,367)

Issuance of Common Stock	-	-	-	-	-
Net Income/(Loss)	-	-	-	(112,846)	(112,846)
Balance at September 30, 2025	3,000	$30	$0	$(758,243)	$(758,213)

For the three and nine months ended September 30, 2024

					Total
			Additional		Stockholders’
	Common Stock		Paid In	Retained	Equity/
	Shares	Amount	Capital	Earnings	(Deficit)

Balance at June 30, 2024	3,000	$30	$0	$(591,089)	$(591,059)

Issuance of Common Stock	-	-	-
Net Income/(Loss)	-	-	-	(26,275)	(26,275)
Balance at September 30, 2024	3,000	$30	$0	$(617,364)	$(617,334)

Balance at December 31, 2023	3,000	$30	$0	$(515,796)	$(515,766)

Issuance of Common Stock	-	-	-	-	-
Net Income/(Loss)	-	-	-	(101,568)	(101,568)
Balance at September 30, 2024	3,000	$30	$0	$(617,364)	$(617,334)

Notes to the Unaudited Financial Statements

As of September 30, 2025

Note 1 - Formation and Organization

USA Opportunity Income One, Inc. (the “Company”) is a corporation organized under the laws of the State of Puerto Rico on August 3, 2021. As of December 31, 2024 and September 30, 2025, the Company has not commenced lending operations. These financial statements are for the nine-month period ended September 30, 2024 and September 30, 2025. The Company’s fiscal year end is December 31.

The Company was organized to identify and originate mortgages and other liens on and interests in real estate in primary and secondary metropolitan markets in the state of Florida.

The Company had previously filed an offering statement on a post qualification amendment of a Form 1-A with the Securities and Exchange Commission (“SEC”) with respect to an offering of up to $75 million in bonds. The terms of these bonds were as follows:

7% USA Real Estate Bonds:

●	are priced at $1,000.00 each;
●	represent a full and unconditional obligation of our Company;
●	bear interest at 7% per annum.;
●	mature on December 31, 2031;
●	are subject to repayment (i) at the demand of a bondholder beginning in the first month after the second anniversary of the date of purchase of USA Real Estate Bonds by such bondholder and (ii) in the case of a bondholder’s death, bankruptcy or total permanent disability, each subject to notice, discounts and other provisions contained in the Company’s Form 1-A.;
●	are subject to an interest reserve fund for the repayment of bondholders which shall be funded with an amount equal to one year’s interest payments up to a maximum of 7% of the total amount of USA Real Estate Bonds sold;
●	are subject to redemption by the Company at any time after the second anniversary of the first sale of USA Real Estate Bonds; provided that a partial redemption complies with applicable tender offer rules.;
●	rank equally with all of our other unsecured debt unless such debt is senior to or subordinate to the USA Real Estate Bonds by their terms;
●	are transferable;
●	are unsecured; and
●	are governed and construed in accordance with the laws of Puerto Rico

12% USA Real Estate Bonds:

●	are priced at $1,000.00 each;
●	represent a full and unconditional obligation of our company;
●	bear interest at 12% per annum.;
●	mature 3 years from the issue date;
●	are subject to repayment in the case of a bondholder’s death, bankruptcy or total permanent disability, each subject to notice, discounts and other provisions contained in the relevant offering circular;
●	are subject to redemption by the Company at any time after the second anniversary of the issue date of a bondholder’s bond; provided that a partial redemption complies with applicable tender offer rules;
●	rank equally with all of our other unsecured debt unless such debt is senior to or subordinate to the USA Real Estate Bonds by their terms;
●	are transferable;
●	are unsecured; and
●	are governed and construed in accordance with the laws of Puerto Rico

In April of 2025, the Company redeemed one $1,000 7% bond pursuant to the terms of the bond agreement.

The following table sets forth information regarding the USA Real Estate Bonds:

Number of Bonds	Bond Principal	Interest Rate	Maturity Year

0	$0	7.00%	2031
4	195,000	12.00%	2026/27

Principal Repayment Schedule

2025	-
2026	$150,000
2027	45,000
2028	0
2029	0
Thereafter	0

On February 18, 2025, we terminated the Regulation A offering. In that offering, the Company sold one 7% USA Real Estate Bond for $1,000 and sold four 12% USA Real Estate Bonds for $195,000. The Company used the proceeds received for general corporate purposes.

On November 5, 2025, the Company filed a Prospectus with the SEC related to an offering of the Company’s “USA Real Estate Bonds” consisting of (i) up to $70,000,000 of “7% USA Real Estate Bonds,” (ii) up to $50,000,000 of “8% USA Real Estate Bonds,” (iii) up to $45,000,000 of “10% USA Real Estate Bonds,” and (iv) up to $35,000,000 of “12% USA Real Estate Bonds” on a best efforts basis at a purchase price of $1,000 each and a minimum investment amount of $10,000 (the “Offering”). For more information on the terms of USA Real Estate Bonds being offered, please see “Description of the USA Real Estate Bonds” beginning on page 67 of the prospectus.

Note 2 - Summary of Significant Accounting Policies and Practices

(a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

(b)	Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

(c)	Risks and Uncertainties

The Company does not have an operating history and has not generated any revenue through the origination of mortgages and other liens on and interests in real estate. The Company’s business and operations are sensitive to general business and economic conditions, including the lingering impacts of the COVID-19 pandemic, along with any related local, state and federal government policy decisions. Factors beyond the Company’s control could cause fluctuations in these conditions, including the ability to raise funds to acquire real estate investments and the availability of real estate investments to acquire. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations.

(d)	Cash and Cash Equivalents

Cash consists of amounts the Company has on deposit with a major commercial financial institution. Cash equivalents include short term investments, stated at cost plus interest, which approximates fair value, with an original maturity of less than 90 days.

Cash may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit and the Company mitigates credit risk by placing cash with major financial institutions.

(e)	Organization and Offering Costs

Organizational and offering expenses in connection with any Company offering include all expenses to be paid by the Company in connection with the offering. Organization costs will be expensed as incurred and syndication costs will be reflected as a reduction of stockholders’ equity.

Initial organization and offering expenses will be paid by founders and/or affiliates of the founders of the Company. The Company will reimburse the founders and/or affiliates of the Company an amount up to $1,125,000 from the gross bond offering proceeds of the any Company offering for these initial expenses.

The Company has entered into an oral agreement with an affiliate of a founder to reimburse from Company cash when available any initial organizational and offering expenses paid by this affiliate of a founder.

(f)	Income Taxes

No provision for federal income taxes has been made in the accompanying financial statements. In certain instances, the Company may be subject to certain state and local taxes depending on the location and jurisdiction of any real estate investments made by the Company.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurements are reflected in the period in which the change in judgment occurs. As of December 31, 2024 and September 30, 2025, the Company had no material unrecognized tax benefits as follows: the Company has a net operating loss for tax purposes in the first nine months of 2025 of $112,846, an estimated gross deferred tax asset of $4,514 and an estimated net of valuation allowance deferred tax asset of $0.

(g)	Liquidity and Going Concern:

The Company has outstanding $195,000 in Bonds as of September 30, 2025 and has outstanding $196,000 in bonds as of December 31, 2024, has not commenced lending operations, and does not have sufficient cash or a source of revenue sufficient to cover future organizational, offering and operation costs. As of September 30, 2025 and December 31, 2024, the Company has not made any investments into cash flowing assets and have not generated any significant revenues. Other interest income in the first nine months of 2025 and 2024 were derived from interest income on cash on hand. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will be dependent upon the raising of additional capital through issuance of bonds in order to implement its business plan. There can be no assurance that the Company will be successful in this situation in order to continue as a going concern. The Company is funding its initial expenses from payments of expenses by founders of the Company.

(h)	Earnings per share, basic and diluted

Basic net income per share will be computed by allocating net income to common shares and using the weighted-average number of common shares outstanding during the period.

Diluted net income per share will be computed using the weighted-average number of common shares and, if dilutive, the potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share. The Company has no outstanding stock options.

(i)	New accounting pronouncements

The company reviews new accounting pronouncements and does not believe any have a significant impact.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07”). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. Management considers that the guidance does not have a significant impact on the disclosures set out in these financial statements.

The Company has not yet begun generating revenue from its planned principal operations and operates as a single reportable segment. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing business efforts. All of the Company’s long-lived assets are located in the United States.

(j)	Fair value - hierarchy of fair value

In accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures, the Company discloses the fair value of its assets and liabilities in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation. FASB ASC820-10-35-39 to 55 provides three levels of the fair value hierarchy as follows:

Level One - Inputs use quoted prices in active markets for identical assets or liabilities of which the Company has the ability to access.

Level Two - Inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level Three - Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset.

Financial assets and liabilities are shown at approximate fair value.

(k)	Advertising and Marketing Expenses

The Company expenses all advertising and marketing expenses as incurred.

(l) Bonds Payable

When a company issues bonds, the face value of the bonds is recorded as a liability, “Bonds Payable,” on the balance sheet. If the bonds are issued at a price above or below their face value, the difference is recorded as a premium or discount on bonds payable, respectively. Any costs associated with issuing the bonds, such as legal fees or underwriting commissions, are typically expensed as incurred. Premiums or discounts on bonds payable are amortized over the life of the bonds using the effective interest method. This method allocates the total interest expense over the life of the bond, ensuring that the interest expense is recognized consistently. Interest expense is calculated based on the carrying amount of the bonds (face value plus or minus the unamortized premium or discount) and the effective interest rate.

Note 3 – Stockholders’ Equity/(Deficit)

As of August 3, 2021, 3,000 shares of a single class of common share with a par value of $0.01 per share have been authorized. As of September 30, 2025, the Company issued 3,000 shares, 1,000 shares each to each of the three founders as founders shares.

Note 4 - Related-Party Transactions

No fees will be paid by the Company to any affiliates of the founders of the Company. The Company is only expected to reimburse the founders of the Company for initial organizational and offering expenses such as legal and other professional services paid by the founders of the Company. See Note 2. These advances have no maturity or interest rates associated with them. Such reimbursement shall be treated as expenses of the Company and shall not be deemed to constitute distributions to any stockholders of the Company. Another affiliate of the founders of the Company has provided 1,000 square feet of office space for the Company on an ad hoc basis for a rental rate of $1 per month on a month-to-month basis.

Note 5 - Commitments and Contingencies

The Company may become subject to various legal proceedings. However, as of September 30, 2025 and December 31, 2024, the Company is not subject to any material pending or threatened legal proceedings. Initial organization and offering costs paid by founders of the Company on behalf of the Company are expected to be subject to future reimbursement from the Company. See Note 2 for further information.

Note 6 - Subsequent Events

The Company has evaluated events through December 22, 2025 and determined that there are no additional subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENT ON FORWARD-LOOKING INFORMATION

This Report contains certain statements that are, or may deemed to be, “forward-looking statements” regarding our plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Report.

Overview

We are an early-stage, internally managed company and to date our activities have involved the organization of our Company and conducting an offering under Regulation A. From March 9, 2022 to February 18, 2025, we conducted a “Tier 2 Offering” under Regulation A, pursuant to which we sold one 7% USA Real Estate Bond for $1,000 and sold four 12% USA Real Estate Bonds for $195,000. The Company used the proceeds received for general corporate purposes.

On August 3, 2021, the Company was formed as a Puerto Rican corporation under the name USA Opportunity Income Fund, Inc., and issued 3,000 shares of its $0.01 per share par value common stock as founders’ shares in exchange for incorporation services provided to Dania Echemendia (1,000 shares), Andrew Murray (1,000 shares), and Richard Meruelo (1,000 shares). On January 26, 2022 the Company changed its name to USA Opportunity Income One, Inc. On May 12, 2025, the Government of Puerto Rico granted to the Company a tax exemption pursuant to Act No. 60-2019, also known as the Puerto Rico Incentives Act or Act 60, (“Act 60”).

We are an early-stage company which plans to implement our commercial real estate lending business model after we raise funds pursuant to the Company’s Prospectus dated November 5, 2025 as filed with the SEC (the “Offering”). Our business model is centered primarily around originating mortgages and other liens on and interests in real estate. We anticipate that (i) at least 80% of our assets will consist of “mortgages and other liens on and interests in real estate” (“Qualifying Interests”), including, bridge senior secured money lending and mezzanine lending related to real estate and real estate development projects and (ii) not more than 20% of our total assets consist of assets that have no relationship to real estate, assets that have no relationship to real estate constituting no more than 20% of our assets, including, but not limited to, investing in preferred equity interests and up to 5% of the net proceeds for working capital and general corporate purposes, provided the amount and nature of such activities do not cause us to lose our exemption from regulations as an investment company pursuant to the Investment Company Act of 1940, or the “40 Act.” Qualifying Interests are assets that represent an actual interest in real estate or are loans or liens “fully secured by real estate” but exclude securities in other issuers engaged in the real estate business. We have not sought or obtained any formal determination or no-action relief from the Securities and Exchange Commission regarding our status under the 40 Act.

Plan of Operations

We are an early-stage company and since inception have worked on organizational and development matters. We have generated limited revenues and we are dependent on funds raised in the Offering, cash on hand, funds raised from any other fundraising efforts, and advances from our shareholders and/or affiliates of our shareholders to provide funds to implement our business model.

General

For the 24 months following the commencement of the Offering, we will seek to sell our USA Real Estate Bonds in the Offering and invest the proceeds in (i) real estate loans to real estate borrowers and real estate development projects, (ii) preferred equity interests related to real estate, and (iii) other permissible activities in accordance with our business model.

In order to operate our Company for 12 months, we estimate that $750,000 in funds will be required. The source of such funds is anticipated to be up to 2% of the net proceeds from our sales of USA Real Estate Bonds in the Offering and the remaining amount is expected to come from income generated from our operations. If we fail to generate $35,000,000 from our sales of USA Real Estate Bonds in the Offering, we may not be able to fully carry out our plan of operations.

We plan to start originating mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests), real estate-typed interests, and assets unrelated to real estate in accordance with our business model as we receive funds from selling the USA Real Estate Bonds in the Offering through the efforts of the principals of the Company. The Company currently does not have any contracts with third parties related to the services it intends to provide.

For the next 12 months, we plan to: (i) originate mortgages from real estate borrowers and real estate development projects and other liens on and interests in real estate (Qualified Interests); and (ii) acquire assets unrelated to real estate.

Milestones

Our anticipated timeline for reaching the significant milestones in our plan of operations and the costs associated with our plan are set forth below. These milestones are management estimates only and are subject to material uncertainty.

February 2026 to April 2026:

●	We aim to raise $35,000,000 in funds from the sales of USA Real Estate Bonds in the Offering.
●	We anticipate that as part of our fundraising efforts, we plan to meet with groups of potential investors and we estimate the costs of this to be $2,100,000 in commissions and marketing fees.
●	We anticipate and intend to originate mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests), and we estimate the costs of this to be $361,000.
●	We anticipate and intend to originate assets unrelated to real estate and we estimate the costs of this to be $68,000.

May 2026 to December 2026:

●	We aim to raise $45,000,000 in funds from the sales of USA Real Estate Bonds in the Offering.
●	We anticipate that as part of fundraising efforts, we plan to meet with groups of potential investors and we estimate the costs of this to be 2,700,000 in commissions and marketing fees.
●	We anticipate and intend to originate mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests), and we estimate the costs of this to be $473,000.
●	We anticipate and intend to originate assets unrelated to real estate and we estimate the costs of this to be $89,000.

January 2026 to June 2027:

●	We aim to raise $120,000,000 in funds from the sales of USA Real Estate Bonds in the Offering.
●	We anticipate that as part of our fundraising efforts, we plan to meet with groups of potential investors and we estimate the costs of this to be $7,200,000 in commissions and marketing fees.
●	We anticipate and intend to originate mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests), and we estimate the costs of this to be $1,285,000.
●	We anticipate and intend to originate assets unrelated to real estate and we estimate the costs of this to be $241,000.

We will rely on proceeds from the Offering, cash on hand and advances from our shareholders and/or our shareholders affiliates (as to which we have no assurances) to achieve such milestones. There can also be no assurances that we will be able to receive our desired amount of proceeds or any proceeds from the Offering.

Results of Operations for the nine months ended September 30, 2025 and 2024

As of September 30, 2025, the Company had not started making loans and investments. For the nine months ended September 30, 2025 and 2024, our total revenues from operations were $0 and $0, respectively. Operating costs for the nine months ended September 30, 2025 and 2024 were $112,919 and $103,648, respectively, including mostly organizational fees. The largest category of expenses is shown as “General and administrative expense” which were $95,352 and $88,650, respectively for nine months ended September 30, 2025 and 2024. Net loss for the nine months ended September 30, 2025 and 2024 was $112,846 and $101,568, respectively.

Results of Operations for the three months ended September 30, 2025 and 2024

For the three months ended September 30, 2025 and 2024, our total revenues from operations were $0 and $0, respectively. Operating costs for the three months ended September 30, 2025 and 2024 were $29,282 and $26,659, respectively, including mostly organizational fees. The largest category of expenses is shown as “General and administrative expense” which were $23,432 and $21,542, respectively for three months ended September 30, 2025 and 2024. Net loss for the three months ended September 30, 2025 and 2024 was $29,281 and $26,275, respectively.

Liquidity and capital resources

At September 30, 2025 and 2024, we had cash on hand of $61,425 and $23,195, respectively. We do not have any external sources of capital and are dependent upon advances from our shareholders and/or affiliates of our shareholders to provide funds for our operations until we are able to raise funds from the sale of USA Real Estate Bonds in the Offering or other fundraising efforts. Our shareholders and/or affiliates of our shareholders, however, are under no obligation to advance us any funds. The Company has entered into an oral agreement with a lender (the “Lender”), an affiliate of Richard Meruelo who is currently a 33% shareholder of the Company, to reimburse the Lender for advances made to the Company by the Lender for initial organizational and offering expenses. Such reimbursement is to be made by the Company as cash becomes available to the Company and such reimbursement is planned to be made using a portion of the proceeds of any forthcoming Company offering or other fundraising efforts. The Company will reimburse the Lender a maximum amount of $1,125,000 from any funds that it is able to raise for these advances. As of September 30, 2025 and 2024, these advances totaled $619,999 and $469,528, respectively. These advances have no maturity date or interest rate. As of December 22, 2025, these advances totaled $619,999.

Potential future sources of capital include secured or unsecured financings from banks or other lenders and establishing additional lines of credit. Note that, currently, we have not identified any additional source of financing, and there is no assurance that such sources of financing will be available on favorable terms or at all.

On October 8, 2021, we issued 3,000 shares of our common stock as founder’s shares in exchange for incorporation services provided to Dania Echemendia (1,000 shares), Andrew Murray (1,000 shares), and Richard Meruelo (1,000 shares).

On February 18, 2025, we terminated the Regulation A offering. In the Regulation A offering, the Company sold one 7% USA Real Estate Bond for $1,000 and sold four 12% USA Real Estate Bonds for $195,000. The Company used the proceeds received for general corporate purposes.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet generated any significant revenue and is still an early-stage company with a limited operating history. The Company has issued $171,000 in USA Real Estate Bonds as of September 30, 2024 and has issued $195,000 in USA Real Estate bonds as of September 30, 2025, has not commenced lending operations, and does not have sufficient cash or a source of revenue sufficient to cover future organizational, offering and operation costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We are dependent on advances from our shareholders and/or affiliates of our shareholders and proceeds from the forthcoming Company Offering or other fundraising efforts to provide capital for our operations. Our shareholders and/or affiliates of our shareholders are not obligated to provide advances to us and there are no assurances that we will be successful in raising proceeds in the forthcoming Company Offering or other fundraising efforts by the Company. The financial statements do not include adjustments related to the recoverability and classifications of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Contingent Liabilities

We may be subject to lawsuits, investigations and claims (some of which may involve substantial dollar amounts) that can arise out of our normal business operations. We would continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a thorough analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation and outcomes of similar cases through the judicial system), changes in assumptions or changes in our settlement strategy. There were no contingent liabilities as of December 22, 2025.

Income Taxes

USA Real Estate will receive interest income. At the end of the calendar year, investors who are not residents of Puerto Rico, with over $10 of realized interest will receive a form 1099-INT. These will need to be filed in accordance with the United States Tax Code. Since the Company’s application for Act 60 has been approved, it is possible that investors who are deemed to be residents of Puerto Rico would not be taxed in accordance with Act 60 for any interest received on the USA Real Estate Bonds. Investor’s tax situations will likely vary greatly and all tax and accounting questions should be directed towards a certified public accountant.

As of December 22, 2025, we had no federal and state income tax expense.

Off-Balance Sheet and Other Arrangements

As of December 22, 2025, we did not have any material off-balance sheet arrangements.

Significant Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are fully described in Note 2 of the Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding such required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer have evaluated such disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2025, we are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting us, or our common stock, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There were no material defaults regarding payments of principal and interest that exceeded 5% of our total assets.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2025 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6. Exhibits

Exhibit No.	Exhibit Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Opportunity Income One, Inc.

Date: December 22, 2025	By:	/s/ Dania Echemendia
Dania Echemendia
President and Director
(Principal Executive Officer)

Date: December 22, 2025	By:	/s/ Andrew Murray
Andrew Murray
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

