Form 10-K
period 2025-12-31
USA OPPORTUNITY INCOME ONE, INC.
filed 2026-03-31
CIK 1878379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 333-290915

USA Opportunity Income One, Inc.

(Exact name of small business issuer as specified in its charter)

Puerto Rico	66-0985204
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

404 Ave Constitucion # 208

San Juan, Puerto Rico 00901

(Address of principal executive offices) (Zip Code)

(800) 305-5310

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01.

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15

U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant include in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2025, there were no voting or non-voting shares of the Company’s common stock held by non-affiliates.

As of March 31, 2026, the Registrant had 3,000 shares of common stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this Annual Report on Form 10-K (this “Annual Report”), unless otherwise stated or as the context otherwise requires, references to “us,” “we,” “our”, “ours” or “our Company” refers to USA Opportunity Income One, Inc., a Puerto Rico corporation. We own or have applied for rights to trademarks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to copyrights, trade secrets and other proprietary rights that protect our business. This Annual Report may also contain trademarks, service marks and trade names of other companies, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Annual Report is not intended to, and should not be read to, imply a relationship with or endorsement or sponsorship of us. Solely for convenience, some of the copyrights, trade names and trademarks referred to in this Annual Report are listed without their ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trade names and trademarks. All other trademarks are the property of their respective owners.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are contained principally in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” In some cases, you can identify forward-looking statements by terms such as “target,” “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “continue,” “predict,” “potential,” “plan,” “anticipate” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these assumptions, risks and uncertainties, you should not place undue reliance on these forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

●	our ability to successfully raise funds and execute our business plan;

●	our ability to successfully execute our strategy and become profitable;

●	macroeconomic conditions and other economic factors;

●	our ability to compete with many other competitors;

●	Our ability to adjust to economic conditions and fluctuations in the credit market;

●	the loss of key members of our management team;

●	the impact of governmental laws and regulations; and

●	those other risk factors described in this Annual Report.

We discuss many of these risks in this Annual Report in greater detail under the heading “Risk Factors.” Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report. Unless required by United States federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

The market data and certain other statistical information used throughout this Annual Report are based on independent industry publications, governmental publications, reports by market research firms or other independent sources. Some data are also based on our good faith estimates. Although we believe these third-party sources are reliable, we have not independently verified the information attributed to these third-party sources and cannot guarantee its accuracy and completeness. Similarly, our estimates have not been verified by any independent source.

You should read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits hereto, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. Business.

Overview

We are an early-stage, internally managed company and to date our activities have involved the organization of our Company and conducting an offering under Regulation A. From March 9, 2022 to February 18, 2025, we conducted a “Tier 2 Offering” under Regulation A, pursuant to which we sold one 7% USA Real Estate Bond for $1,000 and sold four 12% USA Real State Bonds for $195,000. The Company used the proceeds received for general corporate purposes. On November 5, 2025, our Registration Statement on Form S-1, which was filed with the SEC on October 16, 2025 and which offered up to $200,000,000 of our “USA Real Estate Bonds” consisting of (i) “7% USA Real Estate Bonds,” (ii) “8% USA Real Estate Bonds,” (iii) “10% USA Real Estate Bonds,” and (iv) “12% USA Real Estate Bonds” on a best efforts basis at a purchase price of $1,000 each and a minimum investment amount of $10,000 (the “Offering”) became effective. As of March 31, 2026, we have sold two 12% USA Real Estate Bonds in the Offering for gross proceeds of $65,000.

On August 3, 2021, the Company was formed as a Puerto Rican corporation under the name USA Opportunity Income Fund, Inc., and issued 3,000 shares of its $0.01 per share par value common stock as founders’ shares in exchange for incorporation services provided to Dania Echemendia (1,000 shares), Andrew Murray (1,000 shares), and Richard Meruelo (1,000 shares). On January 26, 2022 the Company changed its name to USA Opportunity Income One, Inc. On May 12, 2025, the Government of Puerto Rico granted to the Company a tax exemption pursuant to Act No. 60-2019, also known as the Puerto Rico Incentives Act or Act 60, (“Act 60”). For additional information on this please see “Risk Factors” - “The Company has been approved by the government of Puerto Rico for treatment under the Puerto Rico New Incentive Code Act 60-2019 (“Act 60”) however there can be no assurance that changes to Act 60 in the future would not change the tax benefits to the Company or its investors.” and “We cannot guarantee the potential beneficial tax attributes of ownership of the Bonds issued by the Company, a company approved to be a Puerto Rico Act 60 company.”

We are an early-stage company which plans to implement our commercial real estate lending business model after we raise funds in the Offering. Our business model is centered primarily around originating mortgages and other liens on and interests in real estate. We anticipate that (i) at least 80% of our assets will consist of “mortgages and other liens on and interests in real estate” (“Qualifying Interests”), including, bridge senior secured money lending and mezzanine lending related to real estate and real estate development projects and (ii) not more than 20% of our total assets consist of assets that have no relationship to real estate, assets that have no relationship to real estate constituting no more than 20% of our assets, including, but not limited to, investing in preferred equity interests and up to 5% of the net proceeds for working capital and general corporate purposes, provided the amount and nature of such activities do not cause us to lose our exemption from regulations as an investment company pursuant to the Investment Company Act of 1940, or the “40 Act.” Qualifying Interests are assets that represent an actual interest in real estate or are loans or liens “fully secured by real estate” but exclude securities in other issuers engaged in the real estate business. We plan to sell newer tranches of USA Real Estate Bonds or engage in other fundraising activities in the future in order to provide the capital for these activities.

Business Objectives and Strategy

Our investment objective is to preserve and protect our capital while producing attractive risk-adjusted returns generated from current income on our portfolio. Our investment strategy is to originate loans and invest in debt and related instruments supported by commercial and residential real estate in Florida.

Our principal business objectives are to maximize the difference between the yield on our investments and the cost of financing these investments, to grow the stable earnings associated with the portfolio of our loans and investments and to generate cash available for distribution. We believe we can achieve these objectives and maximize the total return to our stockholders through the following investment strategies.

Our business plan is to lend and invest in real estate projects in the State of Florida. The proposed loans and investments will be:

1.	Bridge senior-secured lending;
2.	Mezzanine lending; and
3.	Preferred equity.

We intend on using the majority of the proceeds from any funds we are able to raise for the loans and investments to be made. Our goal is to generate returns on the loans from origination fees, interest and other fees related to the terms of the loans and investments. We expect to reinvest repayments of principal and investments into new projects.

Investment Strategy

The financing of multifamily, senior housing, single-family residential and other diverse commercial real estate offers opportunities that demand customized financing solutions. We will employ the following investment strategies:

Provide Customized Financing. We will provide customized financing to meet the needs of borrowers. We will target borrowers whose options may be limited by conventional bank financing, have demonstrated a history of enhancing the value of the properties they purchase, improve and operate and who may benefit from the customized financing solutions we offer.

Execute Transactions Rapidly. We will act quickly and decisively on proposals, provide commitments and close transactions within a few weeks and sometimes days, if required. We believe that our rapid execution will attract opportunities from both borrowers and other lenders that would not otherwise be available. We believe our ability to structure flexible terms and close loans quickly will give us a competitive advantage.

Our Primary Targeted Investments

We will pursue short-term and long-term lending and investment opportunities and primarily target transactions where we believe we will have competitive advantages, particularly our cost structure and in-house underwriting capabilities. Our primary focus will be mortgage lending in the attractive Florida commercial and residential real estate sectors.

We offer the following investment types:

Bridge Financing. We will offer bridge financing products to borrowers who are typically seeking short-term capital to use in an acquisition of real property. The borrower will be required to form a special purpose LLC. The borrower will usually identify an undervalued asset that has been under managed, can be repositioned and/or is located in a recovering market. From the borrower’s perspective, shorter term bridge financing is advantageous because it allows for time to improve the property value without encumbering it with restrictive, long-term debt that may not reflect optimal leverage for a non-stabilized property.

Our bridge loans will be secured by a first mortgage on real property that earns a minimum of 13% annual interest, in addition to, origination and other fees. These loans will be for terms ranging from 12 months to 36 months. In some cases, the Company may seek a bank loan to leverage the Company loan allowing the Company to generate a positive spread on the interest rate charged by the bank. For example, Company lends borrower $100,000 at 13% interest annually. Company pledges this loan to a bank securing a loan for $50,000 at a cost to Company of 7% interest of the bank loan amount. Thereby, Company will earn greater than the original loan interest rate of 13%. Borrowers typically use the proceeds of a conventional mortgage to repay a bridge loan.

Mezzanine Financing. We will offer mezzanine financing in the form of loans that are subordinate to a conventional first mortgage loan and senior to the mezzanine borrower’s indirect ownership interest in the underlying collateral property. The mezzanine borrower will be a top level bankruptcy remote entity which, in turn, will own 100% of the equity interest in the special purpose property owning entity, typically a limited liability company, which the borrower candidate will be required to form. The Company will enter into agreements with the borrower candidates’ first mortgage lenders reserving the right of the Company to cure any default under the first mortgage loans or to purchase those loans, as well as the right to the management of the collateral property. The mezzanine loans will be secured by the mezzanine borrower’s pledge of its ownership interest the special purpose property owning entity. This structure is intended to reserve in the Company the functionally equivalent economic right in the collateral property that it would enjoy were it to directly hold a second mortgage in that collateral property. The Mezzanine loans will earn a minimum of 14% annual interest, in addition to, origination fees. Mezzanine loans will be for terms ranging from 12 months to 36 months. In some cases, the Company may seek bank loans to leverage the Company’s mezzanine loans allowing the Company to generate a positive spread on the interest rate charged by the bank. For example, in a case in which the Company would lend the mezzanine borrower $100,000 at 14% interest annually and thereafter pledging such loan to a third-party lending bank for its loan of $50,000 to the Company at a cost of 8% annual interest the Company would realize an effective greater rate of return on its original mezzanine loan rate of 13%.

Preferred Equity Investments. We will provide financing by making preferred equity investments in entities that directly or through subsidiaries own real property. In cases where the terms of a first mortgage prohibit additional liens on the ownership entity, investments structured as preferred equity in the entity owning the property serve as viable financing substitutes. With preferred equity investments, we will typically become a member in the ownership entity.

Operations

The following describes our lending and investment process.

Origination. We will solicit property owners, developers, and mortgage loan brokers in the State of Florida. Once potential borrowers have been identified, we determine which of our financing products will best meet the borrower’s needs. After identifying a suitable product, we work with the borrower to prepare a loan application. Upon completion by the borrower, the application is forwarded to our underwriters for due diligence.

Underwriting and Risk Management. Our underwriters will perform due diligence on all proposed transactions prior to approval and commitment using several tools to manage and mitigate potential loan losses and risk sharing exposure. The underwriters will analyze each loan application in accordance with the guidelines below to determine the loan’s conformity with the guidelines. Key factors considered in credit decisions include, but are not limited to, where applicable, historical and projected, debt service coverage, loan to value ratios and property financial and operating performance. In general, our underwriting guidelines will require evaluation of the following:

●	The borrower’s business plan and refinancing or repayment;

●	The borrower and each person directing a borrowing entity’s activities (a “key principal”), including a review of their experience, credit, operating, bankruptcy and foreclosure history;

●	Historic, current and projected property revenues and expenses;

●	Potential for near-term revenue growth and opportunity for expense reduction and increased operating efficiencies;

●	The property’s location, its attributes and competitive position within its market;

●	Proposed ownership structure, financial strength and real estate experience of the borrower and property management;

●	Historic, current and projected property values, environmental review, flood certification, zoning and engineering studies;

●	Market assessment, including property inspection, review of sources of revenues and/or sale proceeds, surveys of comparable properties and an analysis of area economic and demographic trends;

●	Review of an acceptable mortgagee’s title policy;

●	Construction quality of the property to determine future repositioning, maintenance and capital expenditure requirements; and

●	The requirements for any reserves, if applicable, including those for immediate repairs or rehabilitation, replacement reserves, tenant improvement and leasing commission costs, real estate taxes and property casualty and liability insurance.

We will continuously refine our underwriting criteria based upon actual loan portfolio experience and as market conditions and investor requirements evolve.

Investment Approval Process. We will apply an investment approval process to all loans and other investments proposed to us before submitting each proposal for final approval. A written report will be generated for every loan or other investment that is submitted to our investment committee for approval. The report will include a description of the prospective borrower and any guarantors, the collateral and the proposed use of investment proceeds, as well as borrower and property financial statements and analysis. The report will also include an analysis of borrower liquidity, net worth, cash investment, income, credit history and operating experience. All transactions will require the approval of a majority of the members of our investment committee. Following the approval of a transaction, our underwriting and servicing departments, together with our asset management group, will assure that all loan approval terms have been satisfied and conform to lending requirements established for that particular transaction.

Servicing. We will service all loans and investments through our internal loan servicing department located at Miami, Florida. Our loan servicing operations will be designed to provide prompt customer service and accurate and timely information for account follow up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data will be entered into our data processing system, which provides monthly billing statements, tracks payment performance and processes contractual interest rate adjustments on variable rate loans. The servicing group will work closely with our asset management group to ensure the appropriate level of customer service and monitoring of loans.

Asset Management. Effective asset and portfolio management is essential to maximize the performance and value of a real estate investment. The asset management group will customize a plan with the loan originators and underwriters to track each loan and investment from origination through disposition. This group will monitor each investment’s operating history, value outlook, local economic trends and rental and occupancy rates and evaluates the underlying property’s competitiveness within its market. This group will assess ongoing and potential operational and financial performance of each investment in order to evaluate and ultimately improve its operations and financial viability. The asset management group will perform frequent onsite inspections, conducts meetings with borrowers and evaluates and participates in the budgeting process, financial and operational review and business plans of each underlying property. This group will also focus when applicable on increasing the productivity of onsite property managers and leasing brokers. This group will communicate the status of each transaction against its established asset management plan to senior management, in order to enhance and preserve capital, as well as to avoid litigation and potential exposure.

Timely and accurate identification of an investment’s operational and financial issues and each borrower’s objectives is essential to implementing an executable loan workout and restructuring process, if required. Since the existing property management may not have the requisite expertise to manage the workout process effectively, our asset management group will determine the current operating and financial status of an asset or portfolio and will perform a liquidity analysis of the property and ownership entity and then, if appropriate, will identify and evaluate alternatives to maximize the value of an investment.

Investment Guidelines. Our Board of Directors will adopt general guidelines for our investments and borrowings to the effect that: (1) no investment will be made that would cause us to be regulated as an investment company under the Investment Company Act; (2) at least 80% of our assets will consist of “mortgages and other liens on and interests in real estate” (“Qualifying Interests”), including, but not limited to, bridge senior secured money lending and mezzanine lending related to real estate and real estate development projects; and (3) not more than 20% of our total assets consist of assets that have no relationship to real estate, including, but not limited to, investing in preferred equity interests and up to 5% of the net proceeds for working capital and general corporate purposes.

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

General

For the twenty-four months following the commencement of our Offering, we will seek to sell our USA Real Estate Bonds in the Offering and invest the proceeds in (i) real estate loans to real estate borrowers and real estate development projects, (ii) preferred equity interests related to real estate, and (iii) other permissible activities in accordance with our business model.

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

Specific Plan of Operations and Milestones

Our plan of operations over the next 12-month period is as follows, assuming the sale of 25%, 50%, 75% and 100% of USA Real Estate Bonds in the Offering, and does include pro forma estimated offering expenses of the Offering of $2,850,000:

	If 25% of USA Real Estate Bonds Sold for Cash	If 50% of USA Real Estate Bonds Sold for Cash	If 75% of USA Real Estate Bonds Sold for Cash	If 100% of USA Real Estate Bonds Sold for Cash
Gross Proceeds (1)	$50,000,000	$100,000,000	$150,000,000	$200,000,000
Acquisition of Mortgages and Other Liens on and Interests in Real Estate (Qualified Interests)	(35,320,000)	(72,920,000)	(110,520,000)	(148,120,000)
Acquisition of Assets Unrelated to Real Estate	(6,622,000)	(13,672,000)	(20,722,000)	(27,772,000)
Working Capital and General Corporate Purposes	(2,208,000)	(4,558,000)	(6,908,000)	(9,258,000)
Total Use of Net Proceeds (2)	$44,150,000	$91,150,000	$138,150,000	$185,150,000

(1) Gross proceeds or funds raised do not include a deduction of estimated (i) broker-dealer fees, commissions and expense reimbursements or (ii) projected offering or fundraising expenses of $2,850,000.

(2) Total Use of Net Proceeds accounts for the deduction of estimated (i) broker-dealer fees, commissions and expense reimbursements or (ii) projected offering or fundraising expenses of $2,850,000.

During the next 12 months, we intend to, among other things, raise funds either from the Offering and start receiving net proceeds from the Offering and pay the expenses of the Offering with the net proceeds of the offering.

For the next 12 months, we plan to:

Origination of Mortgages and Other Liens on and Interests in Real Estate (Qualified Interests)

Assuming the hypothetical $200 million raise, we plan to originate mortgages from real estate borrowers and real estate development projects and other liens on and interests in real estate (Qualified Interests). The origination and underwriting expense of doing so will range from $530,000 to $2,222,000, depending upon the success of our fundraising. If 25% of USA Real Estate Bonds are sold for net proceeds of $44,150,000 during this time period, we intend to originate mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests) in the amount of $35,320,000. If 50% of USA Real Estate Bonds are sold for net proceeds of $91,150,000 we intend to originate mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests) in the amount of $72,920,000. If 75% of USA Real Estate Bonds are sold for net proceeds of $138,150,000 we intend to acquire mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests) in the amount of $110,520,000. Finally, if 100% of USA Real Estate Bonds are sold for net proceeds of $185,150,000 we intend to originate mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests) in the amount of $148,120,000.

Acquisition of Assets Unrelated to Real Estate

We also intend to acquire assets unrelated to real estate and the origination and underwriting expense of doing so will range from $99,000 to $417,000 depending upon the success of the Offering. If 25% of USA Real Estate Bonds are sold for net proceeds of $44,150,000 during this time period, we intend to acquire assets unrelated to real estate in the amount of $6,622,000. If 50% of USA Real Estate Bonds are sold for net proceeds of $91,150,000 we intend to acquire assets unrelated to real estate in the amount of $13,672,000. If 75% of USA Real Estate Bonds are sold for net proceeds of $138,150,000 we intend to acquire assets unrelated to real estate in the amount of $20,722,000 Finally, if 100% of USA Real Estate Bonds are sold for net proceeds of $185,150,000 we intend to acquire assets unrelated to real estate in the amount of $27,772,000.

We plan in the future to issue SEC-registered digital token securities representing ownership in future tranches of SEC-registered USA Real Estate Bonds

We expect to in a subsequent registration statement with the SEC to tokenize a subsequent tranche of USA Real Estate Bonds filed along with the associated digital token securities. The Company’s preliminary plan for the creation of a future digital token security (a “Token”) is to hire a legal and financial advisor to create the appropriate legal entity domiciled in certain states that accommodate the creation of digital token securities. The next step would be to create a Token that is programmed or derived using a smart contract that is compatible with blockchains such as the Ethereum blockchain or Polygon. The Company then would prepare to list the Token on a SEC-registered securities exchange that handles security tokens. Any platform that brings together purchasers and sellers of digital assets that are characterized as securities in the U.S. is generally subject to registration as a national securities exchange, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (or “ATS”). We would evaluate various trading platforms that are registered broker-dealers and FINRA members that operate a SEC-registered ATS. Companies such as INX Securities, Coinbase, Securitize Markets and tZero Group are potential ATS partners. We would also engage third party transfer agents experienced in token securities and third-party companies that conduct know your customer (“KYC”) and anti-money laundering (“AML”) diligence for every potential investor of its Tokens that is onboarded onto its platform As part of that onboarding process, the third-party provider would check the potential investor against numerous lists, including the OFAC sanctions list. Finally, the Company would file a Form S-1 registration statement with the SEC describing and registering the Tokens and the underlying USA Real Estate Bonds that are being represented by the Tokens. We estimate the costs of these activities to be $150,000. We have not yet finalized our decision to proceed with this token strategy and may not decide to proceed with it in the future. If we do decide to proceed, we anticipate proceeding with this strategy in the next 12 months following the effective date of this registration statement.

Milestones

Our anticipated timeline for reaching the significant milestones in our plan of operations and the costs associated with our plan are set forth below:

April 2026 to June 2026:

●	We aim to raise $35,000,000 in funds from the sales of USA Real Estate Bonds in the Offering. As of March 31, 2026, we have sold two 12% USA Real Estate Bonds in the Offering for gross proceeds of $65,000.
●	We anticipate that as part of our fundraising efforts, we plan to meet with groups of potential investors and we estimate the costs of this to be $2,100,000 in commissions and marketing fees.
●	We anticipate and intend to originate mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests), and we estimate the costs of this to be $361,000.
●	We anticipate and intend to originate assets unrelated to real estate and we estimate the costs of this to be $68,000.

July 2026 to September 2026:

●	We aim to raise $45,000,000 in funds from the sales of USA Real Estate Bonds in the Offering.
●	We anticipate that as part of fundraising efforts, we plan to meet with groups of potential investors and we estimate the costs of this to be 2,700,000 in commissions and marketing fees.
●	We anticipate and intend to originate mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests), and we estimate the costs of this to be $473,000.
●	We anticipate and intend to originate assets unrelated to real estate and we estimate the costs of this to be $89,000.

October 2026 to December 2026:

●	We aim to raise $120,000,000 in funds from the sales of USA Real Estate Bonds in the Offering.
●	We anticipate that as part of our fundraising efforts, we plan to meet with groups of potential investors and we estimate the costs of this to be $7,200,000 in commissions and marketing fees.
●	We anticipate and intend to originate mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests), and we estimate the costs of this to be $1,285,000.
●	We anticipate and intend to originate assets unrelated to real estate and we estimate the costs of this to be $241,000.

Until sufficient proceeds have been received by us from the Offering, we will rely on cash on hand and advances from our shareholders and/or our shareholders affiliates as to which we have no assurances. There can also be no assurances that we will be able to receive our desired amount of proceeds from the Offering or any proceeds from any offering.

Florida Market

Our business plan is to lend and invest in real estate projects in the State of Florida. The 2020 US Census (please note that Census information is released only every 10 years) shows significant growth in Florida’s population. Over the last ten years from 2010 to 2020, Florida was the second fastest growing state in terms of people, has a population as of 2020 of 21.5 million which is now larger than New York State. In particular, New York, New Jersey and California residents are migrating to Florida in record numbers.

Top 15 States by 2020 Population

Top 5 versus Bottom 10 sorted by % Population Growth

Top 5							Bottom 10
			2010-20						2010-20
	2020		Population		Pop.%		2020		Population		Pop.%
State	Population	Rank	Growth	Rank	Gr.	State	Population	Rank	Growth	Rank	Gr.
Texas	29,145,505	2	3,999,944	1	15.9%	California	39,538,223	1	2,284,267	3	6.1%
Florida	21,538,187	3	2,736,877	2	14.6%	New York	20,201,249	4	823,147	7	4.2%
Georgia	10,711,908	8	1,024,255	4	10.6%	Pennsylvania	13,002,700	5	300,321	21	2.4%
Washington	7,705,281	13	980,741	5	14.6%	Illinois	12,812,508	6	-18,124	50	-0.1%
Arizona	7,151,502	14	759,485	8	11.9%	Ohio	11,799,448	7	262,944	23	2.3%
						North Carolina	10,439,388	9	903,905	6	9.5%
						Michigan	10,077,331	10	193,691	27	2.0%
						New Jersey	9,288,994	11	497,100	13	5.7%
						Virginia	8,631,393	12	630,369	10	7.9%
						Massachusetts	7,029,917	15	482,288	15	7.4%

Source: 2020 US Census

Rankings are out of 51 which equates to all states and Puerto Rico

All States | All CBSAs | All Counties

View all counties in
Alabama
GO

United States

Click a value to the right to change the map and table.

Total Population (2020):	Numeric Change in Population (2010–2020):	Percent Change in Population (2010–2020):
331,449,281	22,703,743	7.4%
Housing Units (2020):	**Housing Unit Vacancy Rate (2020):**	**Percent Change in Housing Units (2010–2020):**
140,498,736	9.7%	6.7%

Numeric Change in Population in the United States, District of Columbia, and Puerto Rico: 2010–2020
Numeric change
1,000,000 or more
500,000 to 999,999
250,000 to 499,999
100,000 to 249,999
0 to 99,999
Less than 0

States and District of Columbia

(Ranked by numeric change in population, 2010–2020)

1.	Texas	3,999,944
2.	Florida	2,736,877
3.	California	2,284,267
4.	Georgia	1,024,255
5.	Washington	980,741
6.	North Carolina	903,905
7.	New York	823,147
8.	Arizona	759,485
9.	Colorado	744,518
10.	Virginia	630,369
11.	Tennessee	564,735
12.	Utah	507,731
13.	New Jersey	497,100
14.	South Carolina	493,061

United States Census Bureau

U.S. Department of Commerce
U.S. CENSUS BUREAU
census.gov

Notes: Classifications and ranking based on unrounded values. U.S. totals and rankings do not include Puerto Rico.

Source: U.S. Census Bureau, 2010 Census Redistricting Data (Public Law 94-171) Summary File; 2020 Census Redistricting Data (Public Law 94-171) Summary File;

The primary reasons quoted by those who have newly moved to Florida are that they have done so for the great weather, affordable place to live, lack of state income taxes, a friendly business climate and amazing beaches.

Florida’s four major metro areas which are Miami, Tampa, Orlando and Jacksonville have also grown tremendously from 2010 to 2020. According to the 2020 US Census, the growth in the population of these Florida cities was equivalent to the total growth of the three largest metro areas in the US of New York, Los Angeles, and Chicago.

Florida’s Four Major Cities

Florida and selected CBSAs

Florida						Selected others
	2010		2010-20 Population		Pop.%		2020		2010-20 Population		Pop.%
CBSA	Population	Rank	Growth	Rank	Gr.	CBSA	Population	Rank	Growth	Rank	Gr.
Miami	6,138,333	8	578,953	8	10.4%	New York/NJ	20,140,470	1	1,243,361	2	6.6%
Tampa	3,175,275	18	393,032	15	14.1%	Los Angeles	13,200,998	2	372,161	18	2.9%
Orlando	2,673,376	22	538,965	10	25.3%	Chicago	9,618,502	3	157,397	34	1.7%
Jacksonville	1,605,848	39	260,252	25	19.3%
						Sub-total	42,959,970		1,772,919		4.3%
Sub-total	13,592,832		1,771,202		15.0%
Florida	21,538,187		2,736,877		14.6%
4 CBSAs/Florida	63.1%		64.7%

Source: 2020 US Census

Rankings are out of 56 CBSAs with over 1,000,000 in population

CBSAs are Core Based Statistical Areas (similar to MSAs)

Recent estimates for state level populations produced by the U.S. Census Bureau for the period ended July 1, 2025 continued to show the strong demographic performance of the State of Florida. Florida was the fastest growing state amongst states with 10 million or more in population for the five year period ended July 1, 2025. In absolute population growth, Florida achieved the second largest increases over the one and five year periods ended July 1, 2025.

Annual Estimates of Population

10 states with over 10 million in population

April 1, 2020 to July 1, 2025

	4/2020-7/2025		7/2024-7/2025
		Percent		Percent
	Population	Pop.	Population	Pop.	Population
Area	Change	Change	Change	Change	at 7/1/2025

United States	10,268,744	3.10%	1,781,060	0.52%	341,784,857

Northeast	424,494	0.74%	101,532	0.18%	58,042,054
Midwest	763,204	1.11%	244,385	0.35%	69,762,666
South	7,552,378	5.98%	1,171,911	0.88%	133,833,983
West	1,528,668	1.94%	263,232	0.33%	80,146,154

Top Performers
Florida	1,924,311	8.93%	196,680	0.85%	23,462,518
Texas	2,560,323	8.78%	391,243	1.25%	31,709,821
North Carolina	756,576	7.25%	145,907	1.32%	11,197,968
Georgia	588,887	5.50%	98,540	0.88%	11,302,748

Laggards
Ohio	101,065	0.86%	39,889	0.34%	11,900,510
Michigan	48,522	0.48%	27,922	0.28%	10,127,884
Pennsylvania	56,679	0.44%	13,584	0.10%	13,059,432
California	-200,394	-0.51%	-9,465	-0.02%	39,355,309
Illinois	-102,600	-0.80%	16,108	0.13%	12,719,141
New York	-201,269	-1.00%	1,008	0.01%	20,002,427

Annual Estimates of the Resident Population for the United States, Regions, States, District of Columbia, and Puerto Rico: April 1, 2020 to July 1, 2025 (NST-EST2025-POP)

Source: U.S. Census Bureau, Population Division

Release Date: January 2026

In terms of economic growth, the U.S. Bureau of Economic Analysis recent release of state level Gross Domestic Product (“GDP”) in January of 2026 highlighted top tier economic growth in the State of Florida. Florida was the third fastest growing state amongst states with 10 million or more in population for the latest year for percentage growth in GDP with an annual growth rate of 6.33% (0.04% behind the first fastest GDP growth rate). In absolute amounts of state level GDP, Florida achieved the fourth largest state economy in 2025.

SQGDP1 State quarterly gross domestic product (GDP) summary

Current-dollar Gross Domestic Product (GDP) (Millions)

Bureau of Economic Analysis

State or DC

					4 Qtr	6 Qtr
GeoFIPS	GeoName	2024:Q1	2024:Q3	2025:Q3	Growth	Growth
00000	United States	28,708,161	29,511,664	31,098,027	5.38%	8.32%

95000	Southeast	6,403,484	6,582,545	6,957,127	5.69%	8.65%
98000	Far West	5,578,858	5,732,779	6,031,521	5.21%	8.11%
92000	Mideast	4,904,094	5,060,414	5,350,332	5.73%	9.10%
96000	Southwest	3,663,483	3,782,670	3,970,889	4.98%	8.39%
93000	Great Lakes	3,687,195	3,766,281	3,964,184	5.25%	7.51%
91000	New England	1,453,899	1,492,173	1,574,276	5.50%	8.28%
97000	Rocky Mountain	1,091,098	1,124,330	1,181,946	5.12%	8.33%
94000	Plains	1,768,256	1,809,558	1,898,536	4.92%	7.37%

10 States with Population over 10 million
Sorted by State GDP ($)

06000	California	3,976,763	4,075,823	4,296,452	5.41%	8.04%
48000	Texas	2,704,775	2,794,321	2,935,859	5.07%	8.54%
36000	New York	2,256,831	2,347,429	2,496,820	6.36%	10.63%
12000	Florida	1,690,355	1,742,107	1,852,346	6.33%	9.58%

17000	Illinois	1,130,355	1,154,540	1,216,430	5.36%	7.61%
42000	Pennsylvania	989,552	1,014,938	1,069,852	5.41%	8.11%
39000	Ohio	906,420	928,590	979,083	5.44%	8.02%
13000	Georgia	864,771	886,879	935,787	5.51%	8.21%
37000	North Carolina	824,996	850,974	905,215	6.37%	9.72%
26000	Michigan	691,457	704,425	738,308	4.81%	6.78%

Last updated: January 23, 2026— new statistics for 2025:Q3.

Preliminary

1. Quarterly percent changes shown are annualized—that is, they are a percent change from the preceding period at annual rates.

2. Economic activity taking place outside U.S. borders by the U.S. military and associated federal civilian support staff.

U.S. Bureau of Economic Analysis

Institutional investors have also found this growth a reason to invest in Florida real estate. According to CBRE’s Global Real Estate Research department pursuant to CBRE’s “Americas Investors Intentions Survey 2021,” Miami/South Florida is the seventh most attractive investment market for institutional investors. According to CBRE’s Global Real Estate Research Department report from February 2023 entitled “2023 US Investor and Lender Intentions Surveys,” Miami/South Florida is the third best market for investors and the number one market for lenders. Tampa is the number 5 market for lenders. According to CBRE’s Global Real Estate Research Department report from January 2024 entitled “2024 US Investor Intentions Survey,” Miami/South Florida is the second-best market for top projected 2024 total property returns and the second most attractive market for investment. Tampa is the number 7 market for total property returns and number 9 for the most attractive market. According to CBRE’s Global Real Estate Research Department report from January 2025 entitled “2025 US Investor Intentions Survey,” Miami/South Florida is the third-best market for expected investor performance and the second most attractive market for investment. According to CBRE’s Global Real Estate Research Department report from January 2026 entitled “2026 North American Investor Intentions Survey,” Miami/South Florida is the fourth-best US market for US investors and the second most attractive US market for Canadian investors.

Intelligent Investment

2026 North American Investor Intentions Survey

Top-tier and Sun Belt markets most attractive

- Dallas remained the most attractive market for U.S. investors, followed by Atlanta and San Francisco. While high-growth Sun Belt markets remain most attractive, many gateway markets are among the top 20.
- Among gateways, Boston and Washington, D.C. fell out of the top 10 as muted demand delayed recovery despite strong tenant appetite for select prime office assets. Conversely, New York City and San Francisco remained in the top 10, driven by investor confidence in their improving fundamentals. Seattle (up two spots to 9th) gained from better pricing and solid fundamentals. Chicago (up seven spots to 16th) also saw significant movement, fueled by stabilizing pricing and a diverse economy.
- Investor preference for Sun Belt markets is expected to persist in 2026 despite supply-side challenges, particularly in multifamily and industrial. Charlotte and Nashville are notable examples, benefiting from solid job markets, population growth and balanced supply-and-demand dynamics.
- Canadian investors ranked Toronto as their top choice, followed by Vancouver and Calgary. Among U.S. markets, Canadian investors picked New York City as their top choice, followed by Miami-South Florida, Dallas and San Francisco.

Figure 7: Top 10 most attractive markets for investment

Vancouver
Seattle
Calgary
Montreal
Toronto
San Francisco Bay Area
Greater New York City
Greater Los Angeles
Charlotte
Raleigh-
Durham
Nashville
Atlanta
Dallas-Ft. Worth
Orlando
Tampa
Miami-South Florida
Most attractive for U.S. investors
Most attractive for Canadian investors
Most attractive for U.S. and Canadian investors
Market that increased in ranking from 2025

2026 Canada Rankings	
1	Toronto
2	Vancouver
3	Calgary
4	Montreal
5	Greater New York City*
6	Miami-South Florida
7 (t)	Dallas-Ft. Worth
7 (t)	San Francisco Bay Area***
9 (t)	Atlanta
9 (t)	Charlotte
9 (t)	Nashville
9 (t)	Orlando
9 (t)	Greater Los Angeles**

2026 US. Rankings		Change from 2025
1	Dallas-Ft. Worth	-
2	Atlanta	▲ 2
3	San Francisco Bay Area***	▲ 6
4	Miami-South Florida	▼ 2
5	Charlotte	▲ 13
6	Raleigh-Durham	▼ 1
7 (t)	Nashville	▲ 9
7 (t)	Tampa	▲ 6
9	Seattle	▲ 2
10	Greater New York City*	▼ 5

* Including Northern New Jersey. ** Including Inland Empire & Orange County. *** Including Oakland & San Jose.

Source: North American Investor Intentions Survey, CBRE Research, January 2026.

11 CBRE RESEARCH

© 2026 CBRE, INC.

Employees and Human Capital Management

We have 3 full-time employees. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes. None of our employees is represented by a union.

Legal Proceedings

From time to time, we may become party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, nor are we aware of any threatened or pending legal proceedings, that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us.

Description of Property

Our corporate headquarters are located at 404 Ave Constitucion # 208, San Juan, Puerto Rico 00901, where we lease approximately 1,000 rentable square feet of office space from an affiliated party, USA Capital Management. This lease is month to month. Terms of the office lease provide for a base rent payment of $1 per month. We believe that this facility is adequate for our current and near-term future needs.

Competition

We compete with other companies that lend to the mortgage industry. These companies include other mortgage lenders. We seek to, but may not be able to, effectively compete with such competitors.

No Public Market

There is currently no public market for our USA Real Estate Bonds. We intend to apply to list our USA Real Estate Bonds on the Latin American Stock Exchange (“Latinex”) under a series of to-be-issued international securities identification numbers (“ISINs”). No public market has developed nor is expected to develop for USA Real Estate Bonds in the United States, and we do not intend to list USA Real Estate Bonds on a national securities exchange or interdealer quotational system or alternative trading system in the United States. Notwithstanding, the Company plans on listing the USA Real Estate Bonds on a Panamanian exchange Latinex. You should be prepared to hold your USA Real Estate Bonds as USA Real Estate Bonds are expected to be highly illiquid investments.

Government Regulations

Regulations Relating to the Lending Industry

The lending industry is subject to extensive regulation at the federal, state, and local levels, and the scope and applicability of these laws and regulations vary depending on the nature of the lending activity, the type of borrower, the collateral securing the loan, and the jurisdictions in which the lending activity is conducted. Changes in regulations or in the way regulations are applied to our business could adversely affect our business. Changes in laws or regulations or the regulatory application or judicial interpretation of the laws and regulations applicable to us could adversely affect our ability to operate in the manner in which we intend to conduct business or make it more difficult or costly for us to participate in or otherwise make loans.

Our anticipated lending activities may be subject to, among other things, federal and state laws and regulations governing commercial lending, loan origination, servicing, collection practices, interest rates, fees, disclosures, and licensing or registration requirements. At the federal level, applicable laws and regulations may include, among others, the Truth in Lending Act (“TILA”) (to the extent applicable), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) (to the extent collection activities are deemed to fall within its scope), federal anti-money laundering (“AML”) laws, including the Bank Secrecy Act (“BSA”), and regulations administered by the Financial Crimes Enforcement Network (“FinCEN”). In addition, federal laws relating to fraud, unfair or deceptive acts or practices, privacy, data protection, and sanctions compliance may apply to our operations. Compliance with these laws may require us to implement and maintain policies, procedures, and internal controls, which could increase our operating costs. At the state level, our lending activities may be subject to a wide variety of laws and regulations, including state lending, mortgage, and finance company statutes, licensing or registration requirements, usury and interest rate limitations, restrictions on fees and charges, disclosure obligations, foreclosure and collection laws, and borrower protection statutes. Many states require lenders or loan servicers to obtain and maintain licenses or registrations in order to originate, service, or enforce loans secured by real estate located in those states, and the failure to obtain or maintain such licenses could restrict or prohibit our ability to conduct lending activities in certain jurisdictions. State laws and regulations are subject to change and may differ significantly from one jurisdiction to another, increasing the complexity and cost of compliance.

A material failure to comply with any such laws or regulations could result in regulatory actions, lawsuits, and damage to our reputation, which could have a material adverse effect on our business and financial condition and our ability to participate in and perform our obligations to investors and other constituents. The initiation of a proceeding relating to one or more allegations or findings of any violation of such laws could result in modifications in our methods of doing business that could impair our ability to collect payments on our loans or to acquire additional loans or could result in the requirement that we pay damages and/or cancel the balance or other amounts owing under loans associated with such violation. We cannot assure you that such claims will not be asserted against us in the future.

Regulations Relating to Investment Company Considerations

A company that is treated as an “investment company” under the Investment Company Act of 1940 is subject to stringent and onerous regulation, like a mutual fund. If the Company were treated as an investment company it would be very costly for our business. We anticipate that (i) at least 80% of our assets will constitute “mortgages and other liens on and interests in real estate” (Qualifying Interests), including, but not limited to, bridge senior secured lending and mezzanine lending related to real estate and real estate development projects and (ii) no more than 20% of our assets will constitute assets that have no relationship to real estate, including, but not limited to, investing in preferred equity interests and up to 5% of the net proceeds for working capital and general corporate purposes. As a result, and as discussed in detail below, we believe the Company will not be treated as an investment company because of the exemption under Section 3(c)(5)(C) of the Investment Company Act of 1940, which provides that an entity “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” will not be treated as an investment company.

The SEC has taken the position that an issuer qualifies for the Section 3(c)(5)(C) exemption if the following three conditions are satisfied:

1)	At least 55% of its assets consist of “mortgages and other liens on and interests in real estate.” We refer to these as “Qualifying Interests.”

2)	At least an additional 25% of its assets consist of “real estate-type interests” (subject to proportionate reduction if greater than 55% of the issuer’s assets are Qualifying Interests).

3)	Not more than 20% of the issuer’s assets consist of assets that have no relationship to real estate.

The SEC has also taken the position that Qualifying Interests:

1)	Include assets that represent an actual interest in real estate or are loans or liens “fully secured by real estate.”

2)	Include certain mezzanine loans made specifically and exclusively for the financing of real estate, which can be viewed as being the functional equivalent of, and provide its holder with the same economic experience as, a second mortgage which is a qualifying interest for purposes of complying with Section 3(c)(5)(C).

3)	Exclude interests in the nature of securities in other issuers engaged in the real estate business.

In addition, the SEC has taken the position that a mortgage loan will be treated as “fully secured by real property” where the following two conditions are satisfied:

1)	100% of the fair market value of the loan was secured by real estate at the time the issuer acquired the loan. We refer to this as the “Date of Purchase Test.”

2)	100% of the principal amount of the loan was secured by real estate at the time of origination. We refer to this as the “Date of Origination Test.”

Furthermore, the SEC has taken the position that real estate-type interests include:

1)	Certain mortgage-related instruments including loans where 55% of the fair market value of the loan is secured by real property at the time the issuer acquired the loan.

2)	Agency partial-pool certificates.

Our bridge financing and mezzanine financing for real estate borrowers are intended to be specifically structured to conform to the requirements necessary to be considered “Qualifying Interests” under Section 3(c)(5)(C) of the Investment Company Act of 1940 and are described in more detail in the section entitled “Business – Our Primary Targeted Investments.”

Regulations Relating to the Puerto Rico New Incentive Code Act 60-2019 (“Act 60”)

The Company has been approved by the government of Puerto Rico for treatment under the Puerto Rico New Incentive Code Act 60-2019 (“Act 60”). In general, Act 60 compiled into a single code many of the Puerto Rico tax incentives laws used to promote the island’s economic development, with some modifications. For example, Chapter 2 of Act 60 for Individual Investors provides 100% tax exemption from Puerto Rico income taxes on all interest and dividend income and on certain capital gains realized and accrued after such individual becomes a bona fide resident of Puerto Rico. Chapter 2 applies to any individual investor who becomes a Puerto Rico resident (“Individual Investor”) on or before the taxable year ending on December 31, 2035, provided that the individual was not a resident of Puerto Rico at any time from January 17, 2006 to January 17, 2012. A Puerto Rico resident is an individual who is domiciled in Puerto Rico. Physical presence in Puerto Rico for a minimum period of 183 days during the taxable year will create a presumption of residence in Puerto Rico for Puerto Rico income tax purposes. Determination of residency is essential since a bonafide resident of Puerto Rico is taxed on the island of Puerto Rico on their worldwide income. A non-resident is taxed only on their Puerto Rico source income, which would be the portion of income earned for the services performed in Puerto Rico.

Additionally, Chapter 3 of Act 60, creates an opportunity for investors to engage in business activities in Puerto Rico for customers located outside Puerto Rico with very low taxes, if properly structured. In addition, Act 60 provides that the grant will be considered a contract between the entity and the Government of Puerto Rico, so that it cannot be modified unilaterally and should not be impacted by amendments to Act 60 enacted after the grant is issued. All tax incentives requests are reviewed by the Director of Incentives and the Secretary of the Department of Development and Commerce of Puerto Rico (“DDEC”). The Secretary of the DDEC may deny any request when he determines that the concession does not result in the best economic and social interests of Puerto Rico. In case of denial, the Secretary of the DDEC will issue an electronic notification to the applicant with a brief explanation of the reasons for their denial and warning of the rights and processes allowed under Act 60 for a request for reconsideration. The applicant, after being notified electronically of the denial, may request the Secretary of the DDEC, a reconsideration within twenty (20) business days.

Future changes to Puerto Rico law could affect the availability or extent of these Act 60 tax benefits and incentives. Investors should be aware that the potential tax benefits described are not guaranteed and are subject to possible future legislative changes. The Company will continue to monitor any relevant legal developments that may impact the benefits available under Act 60.

The Internal Revenue Code of Puerto Rico (the “PR Code”) addresses various tax matters for non-resident alien individuals and gross income from sources within Puerto Rico and bonds owned by these individuals. Pursuant to Section 1091.01(a)(1)(A) of the PR Code, a 29% of income tax withholding from some sources of income arising from business in Puerto Rico shall be imposed on all foreign individuals that are non-residents of Puerto Rico (nonresident alien individuals) and that are not engaged in trade business within Puerto Rico. However, in the case of interest in bonds, Section 1091.01 (a) (1) (A) (i) of the PR Code only mentions the “interests received by a Related Person” as originating from sources within Puerto Rico.

“Nonresident alien individual” is defined by Section 1010.01 (a) of the PR Code as an individual who is not a citizen of the United States and who is not a resident of Puerto Rico.

“Related Person” is defined by Section 1010.05 (a)(1) of the PR Code and shall be considered as a taxpayer’s ‘related party’ if such person is:

(1)	A component member of a controlled group of corporations, as such term is defined in § 1010.04 of this title, except that, for these purposes, subsection (b)(2) of such section shall not be taken into account to exclude corporations described therein; or

(2)	a corporation in which the taxpayer owns directly or indirectly fifty percent (50%) or more of the value of the stock of such corporation; or

(3)	a corporation that owns directly or indirectly fifty percent (50%) or more of the value of its stock; or

(4)	A corporation in which fifty percent (50%) or more of the value of its stocks is owned by a person who also owns, directly or indirectly, fifty percent (50%) or more of the value of the stock of the taxpayer; or

(5)	a brother or sister (whether by the whole or half-blood), the spouse, ancestor or lineal descendant.

Moreover, Section 1062.08 (a)(5)(E) of the PR Code indicates that in the case of interest received by a nonresident alien, the obligation to deduct and withhold an amount equal to 29% of said interest shall apply only if said individual is a related person (as defined in Section1010.05) of the debtor from obligation. Similarly, in the case of corporations and entities not engaged in industry or business in Puerto Rico, Section 1062.11 (a) (4) of the PR Code indicates that the obligation to deduct and withhold an amount equal to 29% of said interests shall apply if the corporation or entity is a person related to the payer.

The PR Code thus indicates that any interest payment received by a non-resident alien (non-US taxpayer) of an unrelated payer will not be considered from sources within Puerto Rico and will not be subject to the 29% withholding. The PR Code also indicates that this interest payment received by a non-resident alien (non-US taxpayer) is not subject to United States or Puerto Rico income taxes.

The PR Code also addresses various tax matters for USA citizens and gross income from sources within Puerto Rico and bonds owned by these individuals. Pursuant to Section 1062.08 (a)(1)(A)(ii), there is a requirement to withhold an amount equal to twenty percent (20%) from any interest, dividends, rents or royalties, salaries, wages, annuities, compensations, remunerations, emoluments, distributions made from sources of Puerto Rico thereof if the receiver is a United States citizen.

Nonetheless, Section 1035.01 (a)(1)(G) (a) excludes from the interests that are considered as sources of Puerto Rico the “Interests on bonds, notes, or other interest-bearing obligation or obligations that accrue interests from individuals who are United States citizens nonresidents of Puerto Rico”. Therefore, such interests will be considered arising from sources outside of Puerto Rico.

The PR Code thus indicates that these interests, not being considered a source from Puerto Rico and paid to a nonresident, would cause the interest from a bond owned by a USA citizen to not be subject to the 20% withholding obligation imposed by Section 1062.08 (a) (1) (A) (ii) on the United States citizens.

The Company has not been provided tax opinions on these tax matters by either tax attorneys or tax accountants. Accordingly, the tax-related information preceding is not to be considered tax advice by the Company. Potential investors in the Bonds are directed to seek independent tax advice by their own tax attorneys or tax accountants.

Regulations Relating to Our planned tokenization of future USA Real Estate Bonds

Our planned tokenization of future USA Real Estate Bonds is subject to regulatory and compliance risks. We expect to in a subsequent registration statement with the SEC to tokenize a subsequent tranche of USA Real Estate Bonds filed along with the associated digital token securities. The regulatory landscape for tokenized securities, including bonds, remains uncertain as financial regulators continue to assess and refine rules governing digital assets and blockchain-based securities. In the United States, the SEC, the Commodity Futures Trading Commission (CFTC), and the Financial Industry Regulatory Authority (FINRA) are actively evaluating how tokenized securities should be classified, issued, and traded. As these regulatory frameworks evolve, new laws or interpretations of existing securities regulations could significantly impact the feasibility of issuing, trading, or holding tokenized bonds. One of the key risks is the potential imposition of additional registration, reporting, or compliance requirements by the SEC or other regulatory bodies. If tokenized bonds are deemed securities under federal law, issuers may need to comply with Regulation ATS (Alternative Trading System), broker-dealer rules, or other market infrastructure regulations, increasing operational costs and regulatory burdens. Additionally, restrictions on trading and secondary market liquidity could arise if regulators mandate that tokenized bonds be traded exclusively on regulated security token exchanges. Such limitations could reduce investor flexibility and hinder liquidity in the secondary market. Recent enforcement actions by the SEC against various blockchain-based financial instruments highlight another risk. The agency has taken legal action against certain crypto-related offerings, alleging that they constituted unregistered securities. If similar enforcement measures are directed at tokenized bonds or the platforms facilitating their trading, issuers and investors could face legal or financial consequences, including fines, delisting, or limitations on transferability. Given the rapidly changing regulatory landscape, tokenized bonds remain subject to significant compliance risks that could impact their issuance, marketability, and legal standing. Investors should carefully consider the evolving nature of securities laws and the potential implications of regulatory decisions on tokenized financial instruments before making investment decisions. Depending on the developments in the regulatory landscape, the Company may be unable to proceed with tokenization as planned.

Regulations Relating to Business in General

Our business is and will continue to be subject to extensive U.S. federal and state and foreign laws and regulations, including laws and regulations involving privacy, data protection, security, intellectual property, competition, taxation, anti-corruption, anti-bribery, anti-money laundering, and other similar laws. Many of these laws and regulations are still evolving and are likely to remain uncertain for the foreseeable future, and these laws and regulations can vary significantly from jurisdiction to jurisdiction. The costs of complying with these laws and regulations are high and likely to increase in the future. Further, the impact of these laws and regulations may disproportionately affect our business in comparison to our competitors that have greater resources.

In the United States, we are subject to data security and privacy rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018 (the “CCPA”), and other state and federal laws relating to privacy and data security. The CCPA requires covered businesses to provide new disclosures to California residents and to provide them new ways to opt-out of the sale of personal information, and provides a private right of action and statutory damages for data breaches. Other jurisdictions in the United States are beginning to propose laws similar to the CCPA.

As a result of our operations, we must comply with a multitude of data security and privacy laws that may vary significantly from jurisdiction to jurisdiction. Virtually every jurisdiction in which we operate has established or is in the process of establishing data security and privacy legal frameworks with which we or our customers must comply. Our failure to comply with the laws of each jurisdiction may subject us to significant penalties.

Corporate History

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

From March 9, 2022 to February 18, 2025, we conducted a “Tier 2 Offering” under Regulation A, pursuant to which we sold one 7% USA Real Estate Bond for $1,000 and sold four 12% USA Real State Bonds for $195,000. The Company used the proceeds received for general corporate purposes.

On November 5, 2025, our Registration Statement on Form S-1, which was filed with the SEC on October 16, 2025 and which offered up to $200,000,000 of our USA Real Estate Bonds consisting of (i) “7% USA Real Estate Bonds,” (ii) “8% USA Real Estate Bonds,” (iii) “10% USA Real Estate Bonds,” and (iv) “12% USA Real Estate Bonds” on a best efforts basis at a purchase price of $1,000 each and a minimum investment amount of $10,000 (the “Offering”) became effective. As of March 31, 2026, we have sold two 12% USA Real Estate Bonds in the Offering for gross proceeds of $65,000.

Intellectual Property

None.

Recent Developments

During the first quarter of 2026 and as of March 31, 2026, the Company has sold two 12% USA Real Estate Bonds in the Offering for gross proceeds of $65,000.

Item 1A. Risk Factors.

An investment in our securities carries a significant degree of risk. You should carefully consider the following risks, as well as the other information contained in this Annual Report on Form 10-K, including our historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K, before you decide to purchase our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our securities. Refer to “Cautionary Note Regarding Forward-Looking Statements.”

We may not be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause. These potential risks and uncertainties may not be a complete list of the risks and uncertainties facing us. There may be additional risks and uncertainties that we are presently unaware of, or presently consider immaterial, that may become material in the future and have a material adverse effect on us. You could lose all or a significant portion of your investment due to any of these risks and uncertainties.

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	Our loans and investments expose us to risks associated with debt-oriented real estate investments generally.

●	Commercial real estate-related investments that are secured by real property are subject to delinquency, foreclosure and loss, which could result in losses to us.

●	The lending industry is highly regulated. Changes in regulations or in the way regulations are applied to our business could adversely affect our business.

●	We will originate mezzanine loans which are subject to a greater risk of loss than loans secured by a first priority mortgage lien.

●	Our success depends on the availability of attractive investments and our management’s ability to identify, structure, consummate, leverage, manage and realize returns on our loans and investments.

●	We are an early-stage start-up with a limited operating history, and we may never become profitable.

●	Our management has raised substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report with respect to our audited financial statements for years ended December 31, 2024 and December 31, 2025.

●	If the Company is unable to raise funds in the Offering, the Company may not be able to reach profitability despite its efforts to do so.

●	If we do not raise sufficient funds in the Offering or if our shareholders and/or affiliates of our shareholders decline to make advances to us we will not be able to implement our business plan.

●	If the information provided by borrowers is incorrect or fraudulent, we may misjudge a customer’s qualification to receive a loan, and our operating results may be harmed.

●	A significant disruption in our computer systems or a cybersecurity breach could adversely affect our operations.

●	We could be materially and adversely affected if we are deemed to be an investment company under the Investment Company Act.

●	You will have no control over changes in our policies and day-to-day operations, which lack of control increases the uncertainty and risks you face as an investor in the USA Real Estate Bonds. In addition, management may change our major operational policies without your approval.

●	The characteristics of the USA Real Estate Bonds, including a long-term maturity date, interest rate, lack of collateral security or guarantee, and lack of liquidity, may not satisfy your investment objectives.

●	Holders of USA Real Estate Bonds are exposed to the credit risk of our company.

●	The USA Real Estate Bonds are unsecured obligations.

●	You will not have the opportunity to evaluate our loans and investments before we originate them, and we may make loans and investments that would have changed your decision as to whether to invest in the USA Real Estate Bonds.

●	The USA Real Estate Bonds will be effectively subordinated to any of our debt that is secured and subordinated to our existing and future unsecured bank debt.

●	There is no public market for USA Real Estate Bonds, and none is expected to develop.

●	Holders of the USA Real Estate Bonds will have no voting rights.

●	The USA Real Estate Bond Holders may be subject to third party fees.

●	Because the USA Real Estate Bonds will have no sinking fund, insurance, or guarantee, you could lose all or a part of your investment if we do not have enough funds in the interest reserve fund and cash to pay.
●	If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and have an adverse effect on the value of our securities.

●	We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our USA Real Estate Bonds less attractive to investors.

Risks Related to our Industry and Our Lending and Investing Activities

Our loans and investments expose us to risks associated with debt-oriented real estate investments generally.

We seek to invest primarily in debt instruments relating to real estate-related assets. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals generally, and in the U.S. in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, political events, terrorism and acts of war, changes in government regulations, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control.

We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations.

Commercial real estate-related investments that are secured by real property are subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial real estate debt instruments (e.g., mortgages) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

● tenant mix and tenant bankruptcies;

● success of tenant businesses;

● property management decisions, including with respect to capital improvements, particularly in older building structures;

● property location and condition;

● competition from other properties offering the same or similar services;

● changes in laws that increase operating expenses or limit rents that may be charged;

● any need to address environmental contamination at the property;

● changes in global, national, regional, or local economic conditions and/or specific industry segments;

● declines in global, national, regional or local real estate values;

● declines in global, national, regional or local rental or occupancy rates;

● changes in interest rates, foreign exchange rates, and in the state of the credit and securitization markets and debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;

● changes in real estate tax rates, tax credits and other operating expenses;

● changes in governmental rules, regulations and fiscal policies, including income tax regulations and environmental legislation;

● acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and

● adverse changes in zoning laws.

The lending industry is highly regulated. Changes in regulations or in the way regulations are applied to our business could adversely affect our business.

Changes in laws or regulations or the regulatory application or judicial interpretation of the laws and regulations applicable to us could adversely affect our ability to operate in the manner in which we intend to conduct business or make it more difficult or costly for us to participate in or otherwise make loans. A material failure to comply with any such laws or regulations could result in regulatory actions, lawsuits, and damage to our reputation, which could have a material adverse effect on our business and financial condition and our ability to participate in and perform our obligations to investors and other constituents.

The initiation of a proceeding relating to one or more allegations or findings of any violation of such laws could result in modifications in our methods of doing business that could impair our ability to collect payments on our loans or to acquire additional loans or could result in the requirement that we pay damages and/or cancel the balance or other amounts owing under loans associated with such violation. We cannot assure you that such claims will not be asserted against us in the future.

We will originate mezzanine loans which are subject to a greater risk of loss than loans secured by a first priority mortgage lien.

We will originate mezzanine loans that are generally secured by a pledge of the ownership interests of the entity that directly or indirectly owns the property. Mezzanine loans have a higher degree of risk than senior mortgage loans because the investment may become unsecured as a result of foreclosure by the mortgage holder. In the event of a bankruptcy of our borrower, we are unlikely to have full recourse to the assets of the borrower, or the borrower’s assets may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid. As a result, we may not recover some or all of our investment. In addition, mezzanine loans are likely to have higher loan to value ratios than mortgage loans, resulting in less equity in the property and increasing the risk of loss of loan principal.

Preferred equity investments involve a greater risk of loss than traditional mortgage financing.

We will invest in preferred equity investments, which involve a higher degree of risk than traditional mortgage financing. Such investments are usually subordinate to all other loans and are not secured by the property underlying the investment. Should the issuer default on our investment, we can only proceed against the entity owning real property in which we have an interest, and not the underlying property. As a result, we may not recover some or all of our investment.

Worsening economic conditions may result in decreased demand for loans, cause borrowers’ default rates to increase, and harm our operating results.

Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets, historically have created a difficult environment for companies in the lending industry. Many factors, including factors that are beyond our control, may have a detrimental impact on our operating performance. These factors include disagreements about trade tariffs between countries, general economic conditions, unemployment levels, energy costs and interest rates, as well as events such as natural disasters, acts of war, terrorism, pandemic like the coronavirus (COVID-19) and catastrophes.

We will primarily lend to real estate borrowers and real estate development projects. Such borrowers will more likely be affected or more severely affected than large enterprises by adverse economic conditions. These conditions may result in a decline in the demand for loans by potential borrowers or higher default rates by borrowers.

There can be no assurance that economic conditions will remain favorable for our business or that demand for loans in which we participate or default rates by borrowers will remain at current levels. Reduced demand for loans would negatively impact our growth and revenue, while increased default rates by borrowers may inhibit our access to capital and negatively impact our profitability. Further, if an insufficient number of qualified borrowers apply for loans, our growth and revenue would be negatively impacted.

Loans on properties in transition will involve a greater risk of loss than conventional mortgage loans.

We may invest in transitional loans to borrowers who are typically seeking relatively short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower in a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to the risk of a borrower’s inability to obtain permanent financing to repay the transitional loan. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.

Risks of cost overruns and noncompletion of renovations of properties in transition may result in significant losses.

The renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged reduction of net operating income and may not be able to make payments on our investment on a timely basis or at all, which could result in significant losses.

There are increased risks involved with our lending activities to renovation or rehabilitation projects.

Lending to projects involving renovations or rehabilitations, which include our investment in loans that fund such projects, may expose us to increased lending risks. Lending to projects involving renovations or rehabilitations generally is considered to involve a higher degree of risk of non-payment and loss than other types of lending due to a variety of factors, including the difficulties in estimating costs and anticipating delays and, generally, the dependency on timely, successful completion and the lease-up and commencement of operations post-completion. In addition, since such loans generally entail greater risk than mortgage loans collateralized by income-producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans.

If a borrower fails to complete the project or experiences cost overruns, there could be adverse consequences associated with the loan, including a decline in the value of the property securing the loan, a borrower claim against us for failure to perform under the loan documents if we choose to stop funding, increased costs to the borrower that the borrower is unable to pay, a bankruptcy filing by the borrower, and abandonment by the borrower of the collateral for the loan.

Our success depends on the availability of attractive investments and our management’s ability to identify, structure, consummate, leverage, manage and realize returns on our loans and investments.

Our operating results are dependent upon the availability of, as well as our management’s ability, to identify, structure, consummate, leverage, manage and realize returns on our loans and investments. In general, the availability of favorable investment opportunities and, consequently, our returns, will be affected by the level and volatility of interest rates and credit spreads, conditions in the financial markets, general economic conditions, the demand for loans and investment opportunities in our target assets and the supply of capital for such loans and investment opportunities. We cannot assure you that our management will be successful in identifying and consummating investments that satisfy our rate of return objectives or that such loans and investments, once made, will perform as anticipated.

Real estate valuation is inherently subjective and uncertain.

The valuation of real estate and therefore the valuation of any collateral underlying our loans is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. In addition, where we invest in loans for renovation or rehabilitation projects, initial valuations will assume completion of the project. As a result, the valuations of the real estate assets against which we will make or acquire loans are subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets. This is true regardless of whether we internally perform such valuation or hire a third party to do so.

Our loans and investments may be concentrated in terms of geography, asset types, and sponsors.

We are not required to observe specific diversification criteria. Therefore, our investments may be concentrated in certain property types that may be subject to higher risk of default or foreclosure or secured by properties concentrated in a limited number of geographic locations.

To the extent that our assets are concentrated in any one region or type of asset, downturns generally relating to such type of asset or region may result in defaults on a number of our investments within a short time period, which could adversely affect our results of operations and financial condition. In addition, because of asset concentrations, even modest changes in the value of the underlying real estate assets could have a significant impact on the value of our investment. As a result of any high levels of concentration, any adverse economic, political or other conditions that disproportionately affects those geographic areas or asset classes could have a magnified adverse effect on our results of operations and financial condition, and the value of our loans and investments could vary more widely than if we invested in a more diverse portfolio of loans and investments.

The due diligence process that our management undertakes in regard to loan and investment opportunities may not reveal all facts that may be relevant in connection with an investment and if our management incorrectly evaluates the risks of our loans and investments we may experience losses.

Before making investments for us, our management conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our management may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Our management’s loss estimates may not prove accurate, as actual results may vary from estimates. If our management underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Moreover, investment analyses and decisions by our management may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to our management at the time of making an investment decision may be limited, and they may not have access to detailed information regarding such investment. Therefore, we cannot assure you that our management will have knowledge of all circumstances that may adversely affect such investment.

Insurance on real estate collateral may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding nonperformance of or loss on our investment related to such property.

The impact of any future terrorist attacks and the availability of affordable terrorism insurance expose us to certain risks.

Terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the U.S. and its allies may have an adverse impact on the U.S. financial markets and the economy in general. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, the economy or our business. Any future terrorist attacks could adversely affect the credit quality of some of our loans and investments. Some of our loans and investments will be more susceptible to such adverse effects than others, particularly those secured by properties in major cities or properties that are prominent landmarks or public attractions. We may suffer losses as a result of the adverse impact of any future terrorist attacks and these losses may adversely impact our results of operations.

In addition, the enactment of the Terrorism Risk Insurance Act of 2002, or TRIA, and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2015 and the Terrorism Risk Insurance Program Reauthorization Act of 2019, which extended TRIA through the end of 2020 and 2027, respectively, requires insurers to make terrorism insurance available under their property and casualty insurance policies and provides federal compensation to insurers for insured losses. However, this legislation does not regulate the pricing of such insurance and there is no assurance that this legislation will be extended beyond 2020. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

We may need to foreclose on certain of the loans we originate or acquire, which could result in losses that harm our results of operations and financial condition.

We may find it necessary or desirable to foreclose on certain of the loans we originate, and the foreclosure process may be lengthy and expensive. If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us.

Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and could potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses to us.

If we foreclose on certain of the loans we originate or acquire, then we are subject to the general risks of owning real estate.

Fluctuations in vacancy rates, rent schedules and operating expenses can adversely affect operating results or render the sale or refinancing of a property difficult or unattractive. No assurance can be given that certain assumptions as to the future levels of occupancy, cost of tenant improvements or future costs of operating a property will be accurate since such matters will depend on events and factors beyond the control of our management. Such factors include continued validity and enforceability of the leases, vacancy rates for similar properties, financial resources of tenants and rent levels near the properties, adverse changes in local population trends, market conditions, neighborhood values, local economic and social conditions, supply and demand for property, competition from similar properties, interest rates and real estate tax rates, governmental rules, regulations and fiscal policies, the enactment of unfavorable real estate laws, rent control, environmental or zoning law, and hazardous material law, uninsured losses, effects of inflation, and other risks. Properties may not perform in accordance with expectations which could result in losses that harm our results of operations and financial conditions. There’s no certainty that we will be able to sell or refinance such properties on favorable terms, or at all.

Properties obtained through the foreclosure on one of our loans we originate or acquire may involve substantial risks.

Properties obtained through a foreclosure may be distressed, poorly managed or in need of repositioning or other improvements. We may underestimate the amount of time, difficulty and cost of leasing vacant space. Additionally, we may underestimate the costs of improvements required to bring a property up to standards suitable for its intended use or its intended market position. No assurance can be given that our management will manage such properties in a way that is profitable to the Company.

The properties underlying our investments may be subject to unknown liabilities, including environmental liabilities, that could affect the value of these properties and as a result, our investments.

Collateral properties underlying our loans and investments may be subject to unknown or unquantifiable liabilities that may adversely affect the value of our loans and investments. Such defects or deficiencies may include title defects, title disputes, liens, servitudes or other encumbrances on the mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and sell the underlying properties, which could adversely affect our results of operations and financial condition.

Furthermore, to the extent we foreclose on properties with respect to which we have extended loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

If we foreclose on any properties underlying our loans and investments, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, therefore the discovery of material environmental liabilities attached to such properties could adversely affect our results of operations and financial condition.

Another outbreak of COVID-19, or similar future pandemics may cause an overall decline in the economy as a whole, and may materially harm our business, results of operations and financial condition.

The Company’s operations may be affected by the presence of the coronavirus disease (COVID-19) which in March 2020, had been declared a pandemic by the World Health Organization or other similar future pandemics. The ultimate disruption which may be caused by this event is uncertain, however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Since 2023, COVID-19 has become a less severe disruptive event due to the passage of time and vaccinations.

The entire actual effects of the presence of COVID-19 or other similar future pandemics are difficult to assess at this time as the actual effects will depend on many factors beyond the control and knowledge of the Company. However, the presence of COVID-19, if it continues, or other similar future pandemics may cause an overall decline in the economy as a whole and therefore may materially harm our business, results of operations and financial condition.

Our management team has limited experience in mortgage loan underwriting.

Our management team has limited experience in mortgage loan underwriting. If the method adopted by the Company for evaluating real estate property related to a potential real estate loan and for establishing interest rates for the corresponding real estate loan proves flawed, investors may not receive the expected yield on the USA Real Estate Bonds.

We have limited experience in managing real estate loans and investments or developing real estate projects.

If the borrower is unable to repay its obligations under a loan from us, we may foreclose on the real estate property. Although we will seek out purchasers for the property, we or experienced third parties engaged by us may have to take an active role in the management of the real estate or the project. Prospective investors should consider that the members of our management have limited experience in managing real estate or developing real estate projects. No assurances can be given that we or third parties engaged by us can manage real estate or operate real estate projects profitably.

Foreclosed assets may be sold to affiliates.

In the event that we become the owner of any assets by reason of foreclosure, the first priority will be to arrange for the sale of the property for a price that will permit the recovery of the full amount of invested capital plus accrued but unpaid interest and other charges, or so much thereof as can reasonably be obtained in light of current market conditions. In order to facilitate such a sale, we may, but are not required to, arrange a sale to persons or entities affiliated with us or controlled by us, (e.g. to a limited liability company formed by us or an affiliate of ours). We will be subject to conflicts of interest in arranging such sales since we would represent or have an interest in both parties to the transaction. There will not be any independent review by any outside parties of such transactions. To the extent such sales are made to persons or entities affiliated with us or controlled by us, the Company will endeavor to enter into a transaction for a sale price of the property that, in the opinion of the Company, would have been reached in an arm’s length transaction with or among unaffiliated third parties to ensure fair and equitable treatment among the parties. However, no assurance can be given that the sale price for property would be fair, reasonable or negotiated at “arms-length.”

Competition for employees is intense, and we may not be able to attract and retain the highly skilled employees whom we need to support our business.

Competition for highly skilled personnel, especially data analytics personnel, is extremely intense, and we could face difficulty identifying and hiring qualified individuals in many areas of our business. We may not be able to hire and retain such personnel. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we intend to invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements and the quality of our services and our ability to serve borrowers could diminish, resulting in a material adverse effect on our business. We currently have 3 full-time employees.

We operate in a competitive market which may intensify, and competition with affiliates and non-affiliates may limit our ability to implement our business model and have a material adverse effect on our business, financial condition, and results of operations.

We operate in a competitive market which may intensify, and competition with affiliates and non-affiliates may limit our ability to implement our business model and have a material adverse effect on our business, financial condition, and results of operations. Our competitors may be able to have a lower cost for their services which would lead to borrowers choosing such other competitors over the Company. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us.

We operate in a competitive market for lending and investment opportunities which may intensify, and competition may limit our ability to originate or acquire desirable loans and investments or dispose of assets we will target and could also affect the yields of these assets and have a material adverse effect on our business, financial condition, and results of operations.

We operate in a competitive market for lending and investment opportunities, which may intensify. Our profitability depends, in large part, on our ability to originate our target loans and investments on attractive terms. In originating, we compete for opportunities with a variety of lenders and investors, including REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with maintaining an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns. Also, as a result of this competition, desirable loans and investments in our target assets may be limited in the future and we may not be able to take advantage of attractive lending and investment opportunities from time to time, thereby limiting our ability to identify and originate or acquire loans or make investments that are consistent with our investment objectives. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Company

We are an early-stage start-up with a limited operating history, and we may never become profitable.

We do not expect to be profitable for the foreseeable future. If we are unable to obtain or maintain profitability, we will not be able to compete, or maintain operations. Until we are able to raise sufficient funds by conducting an offering of USA Real Estate Bonds, equity or debt securities or by borrowing from banks or other resources, we will rely on advances from our shareholders and/or affiliates of our shareholders as to which we have no assurances. Our shareholders and/or affiliates of our shareholders are not obligated to provide advances to us and there are no assurances that we will be successful in raising proceeds in any forthcoming Company offering or other fundraising efforts by the Company. If we do not raise sufficient funds or if our shareholders and/or affiliates of our shareholders decline to make advances to us, we will not be able to implement our business plan, or may have to cease operations altogether.

Our management has raised substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report with respect to our audited financial statements for years ended December 31, 2024 and December 31, 2025.

We are an early-stage start-up with a limited operating history, and we may never become profitable. Our management has raised substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm has included an explanatory paragraph in their opinion on our audited financial statements for the years ended December 31, 2024 and December 31, 2025, that states that there is a substantial doubt about our ability to continue as a going concern. The Company has issued $195,000 in USA Real Estate Bonds as of December 31, 2025 and has issued $196,000 in USA Real Estate bonds in its Regulation A Offering as of December 31, 2024, has not commenced its primary lending operations, and does not have sufficient cash or a source of revenue sufficient to cover future organizational, offering and operation costs. The accompanying financial statements have been prepared assuming that we will continue as a going concern. There is substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern. The Company will need to raise additional funds in order to implement our commercial real estate lending business model. No assurances can be given that we will achieve success in selling the USA Real Estate Bonds in the Offering. If adequate capital is not available or the terms of such capital are not attractive, we may have to curtail our growth and our business, and our business, prospects, financial condition and results of operations could be adversely affected, or we may have to cease operations altogether.

If the Company is unable to raise funds in the Offering, the Company may not be able to reach profitability despite its efforts to do so.

The Company’s business plan and its ability to achieve profitability are substantially dependent on raising a significant amount of capital in the Offering. If the Company fails to secure the necessary funding, it may face considerable challenges in executing its business strategy to its full potential.

Although the Company intends to implement certain measures, these actions may not fully compensate for the shortfall in capital. Cost management initiatives, while potentially beneficial in reducing expenses, could also limit the Company’s ability to scale operations or invest in necessary technology and staffing that could drive revenue growth. Similarly, while strategic partnerships can provide alternative resources and access to new markets, establishing such relationships often requires time and negotiations, with no guarantee of success or immediate profitability. Further, shifting focus to higher-margin lending opportunities, such as bridge and mezzanine financing, involves higher risk. The returns from these activities are uncertain and subject to market conditions, borrower defaults, and regulatory changes. Such investments could potentially result in losses.

Therefore, there is a substantial risk that despite the Company’s planned strategic adjustments and cost-efficiency measures, it may not achieve profitability or may experience significant delays in doing so. This could affect the Company’s financial stability and could have a material adverse effect on the value of your investment. Potential investors should consider the possibility that the Company may not be able to achieve its projected success or sustain operations if it does not raise enough capital.

If we do not raise sufficient funds in the Offering or if our shareholders and/or affiliates of our shareholders decline to make advances to us we will not be able to implement our business plan.

We have not generated any significant revenues and we are dependent on cash on hand, and our ability to raise additional funds in the Offering to implement our business model. Given the uncertainty of the amount of funds we’ll be able to raise in the Offering, makes it difficult to predict our planned operations. Until sufficient funds have been raised by us we will rely on cash on hand and advances from our shareholders and/or affiliates of our shareholders as to which we have no assurances. Our shareholders and/or affiliates of our shareholders are not obligated to provide advances to us and there are no assurances that we will be successful in raising funds. The Company has entered into an oral agreement with a lender (the “Lender”), an affiliate of Richard Meruelo who is currently a 33% shareholder of the Company, to reimburse the Lender for advances made to the Company by the Lender for initial organizational and offering expenses. Such reimbursement is to be made by the Company as cash becomes available to the Company and such reimbursement is planned to be made using a portion of the funds we raise from any offering or other fundraising efforts. The Company will reimburse the Lender a maximum amount of $1,125,000 from any funds that it is able to raise for these advances. As of December 31, 2024, advances to the Company by the Lender totaled $469,528. As of December 31, 2025, advances to the Company by the Lender totaled $619,999. These advances have no maturity date or interest rate. If we do not raise sufficient funds or if our shareholders and/or affiliates of our shareholders decline to make advances to us we will not be able to implement our business plan, or may have to cease operations altogether.

We will need to raise additional capital that may not be available, which could harm our business.

We attempted to estimate our funding requirements in order to implement our business plans. If the costs of implementing such plans should exceed these estimates significantly or if we come across opportunities to grow through expansion plans which cannot be predicted at this time, and our funds generated from our operations prove insufficient for such purposes, we may need to raise additional funds to meet these funding requirements.

We cannot assure you that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. If adequate capital is not available or the terms of such capital are not attractive, we may have to curtail our growth and our business, and our business, prospects, financial condition and results of operations could be adversely affected. Such financing even if obtained, may be accompanied by conditions that limit our ability to pay dividends or require us to seek lenders’ consent for payment of dividends, or restrict our freedom to operate our business by requiring lender’s consent for certain corporate actions.

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a limited operating history in an evolving industry that may not develop as expected. Assessing our business and future prospects is challenging in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to:

●	increase the number and total volume of loans and preferred equity extended to borrowers;
●	improve the terms on which loans are made to borrowers as our business becomes more efficient;
●	increase the effectiveness of our direct marketing and lead generation through referral sources;
●	favorably compete with other companies that are currently in, or may in the future enter, the business of lending to real estate borrowers and real estate development projects;
●	successfully navigate economic conditions and fluctuations in the credit market; and
●	effectively manage the growth of our business.

We may not be able to successfully address these risks and difficulties, which could harm our business and cause our operating results to suffer.

If the information provided by borrowers is incorrect or fraudulent, we may misjudge a customer’s qualification to receive a loan, and our operating results may be harmed.

Although a part of our loan decisions is based on valuations of the real estate underlying the loans, our decisions are based partly on information provided to us by loan applicants. To the extent that these applicants provide information to us in a manner that we are unable to verify, we may not be able to accurately assess the associated risk. In addition, data provided by third-party sources is a significant component of our underwriting process, and this data may contain inaccuracies. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business, and operating results.

Our risk management efforts may not be effective.

We could incur substantial losses, and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, liquidity risk, and other market-related risk, as well as operational risks related to our business, assets, and liabilities. To the extent our models used to assess the creditworthiness of potential borrowers do not adequately identify potential risks, the risk profile of such borrowers could be higher than anticipated. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks we are exposed to, mitigate the risks that we have identified, or identify concentrations of risk or additional risks to which we may become subject in the future.

We will rely on various referral sources and other borrower lead generation sources, including lending platforms.

Unlike banks and other larger competitors with significant resources, we intend to rely on our smaller-scale marketing efforts, affinity groups, partners, and loan referral services to acquire borrowers. We do not have exclusive rights to referral services, and we cannot control which loans or the volume of loans we are sent. In addition, our competitors may enter into exclusive or reciprocal arrangements with their own referral services, which might significantly reduce the number of mortgage borrowers we are referred. Any significant reduction in mortgage borrower referrals could have an adverse impact on our loan volume, which will have a correspondingly adverse impact on our operations and our company.

A significant disruption in our computer systems or a cybersecurity breach could adversely affect our operations.

We rely extensively on our computer systems to manage our loan origination and other processes. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.

Our ability to protect the confidential information of our borrowers and investors may be adversely affected by cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions.

We process certain sensitive data from our borrowers and investors. While we have taken steps to protect confidential information that we receive or have access to, our security measures could be breached. Any accidental or willful security breaches or other unauthorized access to our systems could cause confidential borrower and investor information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, our relationships with borrowers and investors could be severely damaged, and we could incur significant liability.

Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, federal regulators and many federal and state laws and regulations require companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause borrowers and investors to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, we could lose borrowers and investors and our business and operations could be adversely affected.

Any significant disruption in service on our platform or in our computer systems, including events beyond our control, could prevent us from processing or posting payments on loans, reduce the attractiveness of our marketplace and result in a loss of borrowers or investors.

In the event of a system outage and physical data loss, our ability to perform our servicing obligations, process applications or make loans available would be materially and adversely affected. The satisfactory performance, reliability and availability of our technology are critical to our operations, customer service, reputation and our ability to attract new and retain existing borrowers and investors.

Any interruptions or delays in our service, whether as a result of third-party error, our error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with our borrowers and investors and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing or posting payments on the loans, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause borrowers and investors to abandon our marketplace, any of which could adversely affect our business, financial condition and results of operations.

We contract with third parties to provide services related to our online web lending and marketing, as well as systems that automate the servicing of our loan portfolios. While there are material cybersecurity risks associated with these services, we require that our vendors provide industry-leading encryption, strong access control policies, systematic methods for testing risks and uncovering vulnerabilities, and industry compliance audits to ensure data and assets are protected. To date, we have not experienced any cyber incidents that were material, either individually or in the aggregate.

If our estimates of loan receivable losses are not adequate to absorb actual losses, our provision for loan receivable losses would increase, which would adversely affect our results of operations.

We maintain an allowance for loans receivable losses. To estimate the appropriate level of allowance for loan receivable losses, we consider known and relevant internal and external factors that affect loan receivable collectability, including the total amount of loan receivables outstanding, historical loan receivable charge-offs, our current collection patterns, and economic trends. If customer behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate, housing foreclosures, and general economic uncertainty may affect our allowance for loan receivable losses, our provision may be inadequate. Our allowance for loan receivable losses is an estimate, and if actual loan receivable losses are materially greater than our allowance for loan receivable losses, our financial position, liquidity, and results of operations could be adversely affected.

We will face increasing competition of other real estate lenders and, if we do not compete effectively, our operating results could be harmed. Many of our competitors have significantly more resources and greater brand recognition than we do and may be able to attract borrowers more effectively than we do.

We compete with other companies that make real estate loans. If we are not able to compete effectively with our competitors, our operating results could be harmed. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market, which could adversely affect our market share or ability to explore new market opportunities. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges. Further, to the extent that the fees we pay to our strategic partners and borrower referral sources are not competitive with those paid by our competitors, whether on new loans or renewals or both, these partners and sources may choose to direct their business elsewhere. All of the foregoing could adversely affect our business, results of operations, financial condition, and future growth.

We may rely on certain third-party service providers to operate our business. Any disruption in services from these service providers, could interrupt or delay our ability to operate our business.

We may use third-party service providers to originate (loan underwriting) and service our real estate loans. Therefore, our loan origination and servicing significantly depend on the operations of these service providers. If there are any lapses of service, we could experience lengthy interruptions in our loan origination and servicing as well as delays and additional expenses in arranging new service providers and services, which could materially adversely affect our business.

The collection, processing, storage, use, and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, or differing views of personal privacy rights.

We receive, collect, process, transmit, store, and use a large volume of personally identifiable information and other sensitive data from borrowers and purchasers of the USA Real Estate Bonds and services. There are federal, state, and foreign laws regarding privacy, recording telephone calls, and the storing, sharing, use, disclosure, and protection of personally identifiable information and sensitive data. Specifically, personally identifiable information is increasingly subject to legislation and regulations to protect the privacy of personal information that is collected, processed, and transmitted. Any violations of these laws and regulations may require us to change our business practices or operational structure, address legal claims, and sustain monetary penalties, or other harms to our business.

The regulatory framework for privacy issues in the United States and internationally is constantly evolving and is likely to remain uncertain for the foreseeable future. The interpretation and application of such laws is often uncertain, and such laws may be interpreted and applied in a manner inconsistent with other binding laws or with our current policies and practices. If either we or our third-party service providers are unable to address any privacy concerns, even if unfounded, or to comply with applicable laws and regulations, it could result in additional costs and liability, damage our reputation, and harm our business.

We are reliant on the efforts of Dania Echemendia and Andrew Murray.

We rely on our management team and need additional key personnel to grow our business, and the loss of key employees or inability to hire key personnel could harm our business. We believe our success has depended, and continues to depend, on the efforts and talents of our executive officers, Dania Echemendia and Andrew Murray have expertise that could not be easily replaced if we were to lose any or all of their services.

Officers and directors of the Company will have other business interests and obligations to other entities.

The Company and/or its respective affiliates, shareholders, members, partners, managers, directors, officers and employees will devote as much time to our affairs as is reasonably required in the judgment of the Company as applicable. Such affiliates, shareholders, members, partners, managers, directors, officers and employees will not be precluded from engaging directly or indirectly in any other business or other activity, including exercising investment advisory and management responsibility and funding, acquiring, originating, or otherwise transacting in loans, securities and other investments for their own accounts, for the accounts of family members, and for the accounts of future offerings.

None of the officers and directors of the Company will be required to manage the Company as their sole and exclusive function and they may have other business interests and may engage in other activities in addition to those relating to the Company, provided that such activities do not otherwise breach their agreements with the Company. We are dependent on these persons to successfully operate the Company. Their other business interests and activities could divert time and attention from operating the Company.

We could be materially and adversely affected if we are deemed to be an investment company under the Investment Company Act.

We rely on the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act, which excludes from the definition of investment company “any person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses… (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC Staff generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). We intend to acquire assets with the proceeds of our fundraising efforts in satisfaction of such SEC requirements to fall within the exception provided by Section 3(c)(5)(C). Notwithstanding, it is possible that the staff of the SEC could disagree with any of our determinations. If the staff of the SEC were to disagree with our analysis under the Investment Company Act, we would need to adjust our investment strategy. Any such adjustment in our strategy could have a material adverse effect on us. If we are deemed to be an investment company, we may be required to register as an investment company if we are unable to dispose of the disqualifying assets, which could have a material adverse effect on us.

Registration under the Investment Company Act would require us to comply with a variety of substantive requirements that impose, among other things:

●	limitations on capital structure;

●	restrictions on specified investments;

●	restrictions on leverage or senior securities;

●	restrictions on unsecured borrowings;

●	prohibitions on transactions with affiliates; and

●	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

If we were required to register as an investment company but failed to do so, we could be prohibited from engaging in our business, and criminal and civil actions could be brought against us. Registration with the SEC as an investment company would be costly, would subject us to a host of complex regulations and would divert attention from the conduct of our business, which could materially and adversely affect us. In addition, we would no longer be eligible to offer our securities under Regulation A of the Securities Act if we were required to register as an investment company.

Compliance with reporting to the SEC could be costly.

Compliance with reporting to the SEC could be costly and requires legal and accounting expertise. Currently, we are subject to certain reporting requirements pursuant to Section 15(d) of the Exchange Act, and will file with the SEC annual reports on Form 10-K including annual financial statements, audited by our independent accountants, and unaudited quarterly financial statements in our quarterly reports on Form 10-Q filed electronically with the SEC, as well as current reports on Form 8-K.

Our legal and financial staff may need to be increased in order to comply with our SEC reporting requirements. Compliance with our SEC reporting requirements will also require greater expenditures on outside counsel, outside auditors, and financial printers in order to remain in compliance. Failure to remain in compliance with our SEC reporting requirements may subject us to sanctions, penalties, and reputational damage and would adversely affect our results of operations.

Fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt. Changes in interest rates and credit spreads may affect our net income from loans and investments, which is the difference between the interest and related income we earn on our interest-earning investments and the interest and related expense we incur in financing these investments. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates.

Our operating results depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. The yields we earn on our loans and our borrowing costs tend to move in the same direction in response to changes in interest rates. However, one can rise or fall faster than the other, causing our net interest margin to expand or contract. In addition, we could experience reductions in the yield on our investments and an increase in the cost of our financing. Although we seek to match the terms of our liabilities to the expected lives of loans that we originate, circumstances may arise in which our liabilities are shorter in duration than our assets, resulting in their adjusting faster in response to changes in interest rates. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments. In addition, unless we enter into hedging or similar transactions with respect to the portion of our assets that we fund using our balance sheet, returns we achieve on such assets will generally increase as interest rates for those assets rise and decrease as interest rates for those assets decline.

You will have no control over changes in our policies and day-to-day operations, which lack of control increases the uncertainty and risks you face as an investor in the USA Real Estate Bonds. In addition, management may change our major operational policies without your approval.

Our management determines our major policies, including our policies regarding financing, growth, debt capitalization, and distributions. Our management may amend or revise these and other policies without your approval. As a bond holder, you will have no rights under the bylaws of our company.

Our management is responsible for the day-to-day operations of our company and the selection and management of investments and has broad discretion over the use of proceeds from any forthcoming Company offering. Accordingly, you should not purchase any securities of the Company unless you are willing to entrust all aspects of the day-to-day management and the selection and management of investments to the management.

Bondholders will have no right to remove our management or otherwise change our management, even if we are underperforming and not attaining our investment objectives.

Only the equity holders of our company will have the right to remove our management. Bondholders will have no rights in our management and will have no ability to remove our management.

Our management and its executive officers will have limited liability for, and will be indemnified and held harmless from, the losses of our company.

Our management and their agents and assigns will not be liable for, and will be indemnified and held harmless (to the extent of our company’s assets) from any loss or damage incurred by them, our company or the members in connection with the business of our company resulting from any act or omission performed or omitted in good faith, which does not constitute fraud, willful misconduct, gross negligence or breach of fiduciary duty.

The Company has been approved by the government of Puerto Rico for treatment under the Puerto Rico New Incentive Code Act 60-2019 (“Act 60”) however there can be no assurance that changes to Act 60 in the future would not change the tax benefits to the Company or its investors.

The Company has been approved by the government of Puerto Rico for treatment under the Puerto Rico New Incentive Code Act 60-2019 (“Act 60”). In general, Act 60 compiled into a single code many of the Puerto Rico tax incentives laws used to promote the island’s economic development, with some modifications. For example, Chapter 2 of Act 60 for Individual Investors provides 100% tax exemption from Puerto Rico income taxes on all interest and dividend income and on certain capital gains realized and accrued after such individual becomes a bona fide resident of Puerto Rico. Chapter 2 applies to any individual investor who becomes a Puerto Rico resident (“Individual Investor”) on or before the taxable year ending on December 31, 2035, provided that the individual was not a resident of Puerto Rico at any time from January 17, 2006 to January 17, 2012. A Puerto Rico resident is an individual who is domiciled in Puerto Rico. Physical presence in Puerto Rico for a minimum period of 183 days during the taxable year will create a presumption of residence in Puerto Rico for Puerto Rico income tax purposes. Determination of residency is essential since a bonafide resident of Puerto Rico is taxed on the island of Puerto Rico on their worldwide income. A non-resident is taxed only on their Puerto Rico source income, which would be the portion of income earned for the services performed in Puerto Rico.

Additionally, Chapter 3 of Act 60, creates an opportunity for investors to engage in business activities in Puerto Rico for customers located outside Puerto Rico with very low taxes, if properly structured. In addition, Act 60 provides that the grant will be considered a contract between the entity and the Government of Puerto Rico, so that it cannot be modified unilaterally and should not be impacted by amendments to Act 60 enacted after the grant is issued. All tax incentives requests are reviewed by the Director of Incentives and the Secretary of the Department of Development and Commerce of Puerto Rico (“DDEC”). The Secretary of the DDEC may deny any request when he determines that the concession does not result in the best economic and social interests of Puerto Rico. In case of denial, the Secretary of the DDEC will issue an electronic notification to the applicant with a brief explanation of the reasons for their denial and warning of the rights and processes allowed under Act 60 for a request for reconsideration. The applicant, after being notified electronically of the denial, may request the Secretary of the DDEC, a reconsideration within twenty (20) business days.

Future changes to Puerto Rico law could affect the availability or extent of these Act 60 tax benefits and incentives. Investors should be aware that the potential tax benefits described are not guaranteed and are subject to possible future legislative changes. The Company will continue to monitor any relevant legal developments that may impact the benefits available under Act 60.

We cannot guarantee the potential beneficial tax attributes of ownership of the Bonds issued by the Company, a company approved to be a Puerto Rico Act 60 company.

The Internal Revenue Code of Puerto Rico (the “PR Code”) addresses various tax matters for non-resident alien individuals and gross income from sources within Puerto Rico and bonds owned by these individuals. Pursuant to Section 1091.01(a)(1)(A) of the PR Code, a 29% of income tax withholding from some sources of income arising from business in Puerto Rico shall be imposed on all foreign individuals that are non-residents of Puerto Rico (nonresident alien individuals) and that are not engaged in trade business within Puerto Rico. However, in the case of interest in bonds, Section 1091.01 (a) (1) (A) (i) of the PR Code only mentions the “interests received by a Related Person” as originating from sources within Puerto Rico.

“Nonresident alien individual” is defined by Section 1010.01 (a) of the PR Code as an individual who is not a citizen of the United States and who is not a resident of Puerto Rico.

“Related Person” is defined by Section 1010.05 (a)(1) of the PR Code and shall be considered as a taxpayer’s ‘related party’ if such person is:

(1)	A component member of a controlled group of corporations, as such term is defined in § 1010.04 of this title, except that, for these purposes, subsection (b)(2) of such section shall not be taken into account to exclude corporations described therein; or

(2)	a corporation in which the taxpayer owns directly or indirectly fifty percent (50%) or more of the value of the stock of such corporation; or

(3)	a corporation that owns directly or indirectly fifty percent (50%) or more of the value of its stock; or

(4)	A corporation in which fifty percent (50%) or more of the value of its stocks is owned by a person who also owns, directly or indirectly, fifty percent (50%) or more of the value of the stock of the taxpayer; or

(5)	a brother or sister (whether by the whole or half-blood), the spouse, ancestor or lineal descendant.

Moreover, Section 1062.08 (a)(5)(E) of the PR Code indicates that in the case of interest received by a nonresident alien, the obligation to deduct and withhold an amount equal to 29% of said interest shall apply only if said individual is a related person (as defined in Section1010.05) of the debtor from obligation. Similarly, in the case of corporations and entities not engaged in industry or business in Puerto Rico, Section 1062.11 (a) (4) of the PR Code indicates that the obligation to deduct and withhold an amount equal to 29% of said interests shall apply if the corporation or entity is a person related to the payer.

The PR Code thus indicates that any interest payment received by a non-resident alien (non-US taxpayer) of an unrelated payer will not be considered from sources within Puerto Rico and will not be subject to the 29% withholding. The PR Code also indicates that this interest payment received by a non-resident alien (non-US taxpayer) is not subject to United States or Puerto Rico income taxes.

The PR Code also addresses various tax matters for USA citizens and gross income from sources within Puerto Rico and bonds owned by these individuals. Pursuant to Section 1062.08 (a)(1)(A)(ii), there is a requirement to withhold an amount equal to twenty percent (20%) from any interest, dividends, rents or royalties, salaries, wages, annuities, compensations, remunerations, emoluments, distributions made from sources of Puerto Rico thereof if the receiver is a United States citizen.

Nonetheless, Section 1035.01 (a)(1)(G) (a) excludes from the interests that are considered as sources of Puerto Rico the “Interests on bonds, notes, or other interest-bearing obligation or obligations that accrue interests from individuals who are United States citizens nonresidents of Puerto Rico”. Therefore, such interests will be considered arising from sources outside of Puerto Rico.

The PR Code thus indicates that these interests, not being considered a source from Puerto Rico and paid to a nonresident, would cause the interest from a bond owned by a USA citizen to not be subject to the 20% withholding obligation imposed by Section 1062.08 (a) (1) (A) (ii) on the United States citizens.

The Company has not been provided tax opinions on these tax matters by either tax attorneys or tax accountants. Accordingly, the tax-related information preceding is not to be considered tax advice by the Company. Potential investors in the Bonds are directed to seek independent tax advice by their own tax attorneys or tax accountants.

The Company is an early-stage company with a limited accounting staff and has limited internal accounting control procedures.

The Company’s internal control procedures are being developed and being implemented over time as the Company has limited resources currently. This could lead to less robust internal controls that would otherwise exist at larger and more mature companies. Additionally, if we are unable to effectively implement our internal control procedures, investors may lose confidence in the accuracy and completeness of our financial reports. We also could become subject to investigations by the stock exchange on which any of our securities may become listed, or the Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources.

Risks Related to USA Real Estate Bonds

The characteristics of the USA Real Estate Bonds, including a long-term maturity date, interest rate, lack of collateral security or guarantee, and lack of liquidity, may not satisfy your investment objectives.

The USA Real Estate Bonds may not be a suitable investment for you, and we advise you to consult your investment, tax and other professional financial advisors prior to purchasing USA Real Estate Bonds. The characteristics of the notes, including long-term maturity date, interest rate, lack of collateral security or guarantee, and lack of liquidity, may not satisfy your investment objectives. The USA Real Estate Bonds may not be a suitable investment for you based on your ability to withstand a loss of interest or principal or other aspects of your financial situation, including your income, net worth, financial needs, investment risk profile, return objectives, investment experience and other factors. Prior to purchasing any USA Real Estate Bonds, you should consider your investment allocation with respect to the amount of your contemplated investment in the USA Real Estate Bonds in relation to your other investment holdings and the diversity of those holdings.

Our lack of operating history makes it difficult for you to evaluate this investment.

We are an early-stage entity with a limited operating history and may not be able to successfully operate our business or achieve our investment objectives. We may not be able to conduct our business as described in our plan of operation.

Holders of USA Real Estate Bonds are exposed to the credit risk of our company.

USA Real Estate Bonds are our full and unconditional obligations. If we are unable to make payments required by the terms of the notes, you will have an unsecured claim against us. USA Real Estate Bonds are therefore subject to non-payment by us in the event of our bankruptcy or insolvency. In an insolvency proceeding, there can be no assurances that you will recover any remaining funds. Moreover, your claim may be subordinate to that of any senior creditors and any secured creditors to the extent of the value of their security.

The USA Real Estate Bonds are unsecured obligations.

The USA Real Estate Bonds do not represent an ownership interest in any specific Company loans or investments, their proceeds, or their assets. The USA Real Estate Bonds are unsecured general obligations of the Company only and not any Company borrower. The USA Real Estate Bonds will be general unsecured obligations, and will rank equally with all of our other unsecured debt unless such debt is senior to or subordinate to the USA Real Estate Bonds by their terms. We may issue secured debt in our sole discretion without notice to or consent from the holders of USA Real Estate Bonds. Therefore, as unsecured obligations, there is no security to be provided to the holders of the USA Real Estate Bonds.

You will not have the opportunity to evaluate our loans and investments before we originate them, and we may make loans and investments that would have changed your decision as to whether to invest in the USA Real Estate Bonds.

As of the date of hereof, we own no assets. We are not able to provide you with information to evaluate our future loans and investments. We will seek to invest substantially all of the funds that we raise for investment, after the payment of commissions, fees and expenses, in the origination of loans and investing in debt and related instruments supported by commercial real estate in the U.S. We have established criteria for evaluating potential investments. However, you will be unable to evaluate the transaction terms or data concerning the investments before we make investments. You will be relying entirely on the ability of our management team to identify suitable investments and propose transactions for our management to oversee and approve. These factors increase the risk that we may not generate the returns that you seek by investing in the USA Real Estate Bonds.

The USA Real Estate Bonds will be effectively subordinated to any of our debt that is secured and subordinated to our existing and future unsecured bank debt.

The USA Real Estate Bonds will be our unsecured, unguaranteed obligations and will be effectively junior to any of our current or future secured debt obligations, to the extent of the value of any assets securing such debt, as well as subordinate to our existing and future unsecured bank debt. The effect of this subordination is that if we are involved in a bankruptcy, liquidation, dissolution, reorganization or similar proceeding, or upon a default in payment on, or the acceleration of, any of our secured debt, if any, or unsecured bank debt, if any, our assets will be available to pay obligations on the USA Real Estate Bonds only after all debt under our secured debt, if any, and unsecured bank debt, if any, has been paid in full from those assets. As of March 31, 2026, we had no secured indebtedness or unsecured bank debt outstanding. Holders of the USA Real Estate Bonds will participate in any remaining assets ratably with all of our other unsecured and unsubordinated creditors, including trade creditors. We may not have sufficient assets remaining to pay amounts due on any or all of the USA Real Estate Bonds then outstanding.

There is no public market for USA Real Estate Bonds, and none is expected to develop.

USA Real Estate Bonds are highly illiquid securities. No public market has developed nor is expected to develop for USA Real Estate Bonds, and we do not intend to list USA Real Estate Bonds on a national securities exchange or interdealer quotational system. We intend to apply to list our USA Real Estate Bonds on the Latin American Stock Exchange (“Latinex”) under a series of to-be-issued international securities identification numbers (“ISINs”). However, there is no assurance that we can obtain such listing, or that even if we do obtain such listing that a market will develop or be maintained for the USA Real Estate Bonds. You should be prepared to hold your USA Real Estate Bonds for an indefinite period as USA Real Estate Bonds are expected to be highly illiquid investments.

Holders of the USA Real Estate Bonds will have no voting rights.

Holders of the USA Real Estate Bonds will have absolutely no direct interest, control, voting rights or involvement in our business, affairs or governance or those of our affiliates. The USA Real Estate Bonds do not carry any voting rights and therefore the holders of the USA Real Estate Bonds will not be able to vote on any matters regarding the operation of the Company. Holders of the USA Real Estate Bonds will have no right to vote upon or receive notice of any corporate actions we may undertake which you might otherwise have if you owned equity in our Company. Each prospective investor should understand that additional related party transactions that are not described in this registration statement or currently contemplated by us may occur in the future. All prospective investors are strongly encouraged to consult their own independent legal counsel to review and advise them.

You will not be investing in the common stock of the Company or any of its affiliates or any of their respective loans or investments.

By investing in the USA Real Estate Bonds, you will not be investing in the common stock of the Company or any of its affiliates or any of their respective loans or investments.

The management’s conflicts of interest may result in transactions unfavorable to the Company and transactions with affiliated entities may be on less favorable terms possibly causing the Company to lose money.

The officers, directors, shareholders and other affiliates of the Company may provide certain services to, and enter into transactions with, the Company, provided that the terms are commercially reasonable. This limitation may not fully protect the Company against the inherent conflicts of interest in these transactions. The Company may extend loans to companies having an affiliation or ownership interest by officer’s or shareholders. The transactions have not been, and will not be, subject to review by the noteholders or an independent party. The transactions’ terms might not be as favorable to the Company as they would have been if the transaction had been with unrelated third parties. Moreover, the Company will not ask any third party to oversee the quality of the services that will be provided by the affiliates of the Company. In addition, management will be subject to potential conflicts of interest when choosing between investment opportunities for affiliated entities. Furthermore, transactions with affiliated entities will not be executed at arms-length and therefore may be on terms less favorable than terms market conditions would allow for, possibly causing the company to lose money.

The Board of Directors, which has complete control over the Company, does not have a majority of independent directors and the Board of Directors has not voluntarily implemented various corporate governance measures, in the absence of which bondholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

The Board of Directors, which has complete control over the Company, does not have a majority of independent directors and the Board of Directors has not voluntarily implemented various corporate governance measures, in the absence of which bondholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, as amended (“the “Sarbanes-Oxley Act”), has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. The Board of Directors, that has complete control over the Company, has not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so. Our Board of Directors is comprised of non-independent directors. As a result, our Board of Directors does not have independent directors.

The Board of Directors has not adopted corporate governance measures such as an audit or other independent committee (such as a compensation committee or corporate governance and nominating committee) of the Board of Directors, as the Board of Directors presently does not have independent directors on the Board of Directors. If the Board of Directors expands its board membership in future periods to include additional independent directors, the Board of Directors may seek to establish an audit and other committee of its Board of Directors. It is possible that if the Board of Directors included independent directors and if the Board of Directors were to adopt some or all of these corporate governance measures, equity holders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, at present in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages or employment contracts to our officers are made by managers who have an interest in the outcome of the matters being decided.

However, as a general rule, the Board of Directors, in making its decisions, determines first that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. The Board of Directors executes the transaction between executive officers and the Company once approved by the Board of Directors.

There is a risk that the USA Real Estate Website may be hacked.

We receive, collect, process, transmit, store, and use a large volume of personally identifiable information and other sensitive data from borrowers and purchasers of the USA Real Estate Bonds on the USA Real Estate Website. There is a risk that the USA Real Estate Website may be hacked. Ownership of the USA Real Estate Bonds will be in “book-entry” only form, meaning that no physical note is created and no physical certificate will be issued. Evidence of your ownership is provided by written confirmation. Except under limited circumstances, holders will not receive or be entitled to receive any physical delivery of a certificated security or negotiable instrument that evidences their USA Real Estate Bonds. The issuance and transfer of USA Real Estate Bonds will be accomplished exclusively through the crediting and debiting of the appropriate accounts in a book-entry registration and transfer system. The Company will act as its own transfer agent and registrar in connection with the Offering. Notwithstanding, please see information regarding a Panamanian transfer agent as set forth under “Planned Offering in the Republic of Panama” on page 76. The Company will engage a transfer agent and registrar that is registered under Section 17A(c) of the Exchange Act to perform transfer agent functions if the USA Real Estate Bonds become beneficially owned by more than 2,000 persons or 500 non-accredited investors. The USA Real Estate Bonds will be issued and stored in book-entry form either (i) recorded by the Company and kept only on the books and records of Company or (ii) held via Depository Trust Company’s book-entry systems in the name of the DTC, or its nominee Cede & Co. for purchasers purchasing through DTC participants. In today’s environment, cyberattacks are perpetrated by identity thieves, unscrupulous contractors and vendors, malicious employees, business competitors, prospective insider traders and market manipulators, so-called “hacktivists,” terrorists, state-sponsored actors and others. Many companies that utilize technology in the business operations, such as ours are subject to the risk that they may be hacked. Even the most diligent cybersecurity efforts will not address all cyber risks that the Company faces. We cannot assure you that we’ll be able to prevent any such hacks by third parties, and if we experience these hacks, the effects would case an adverse effect on our business operations and will jeopardize the privacy of our users date, and can lead to us having to cease operations altogether.

The USA Real Estate Bond Holders may be subject to third party fees.

USA Real Estate Bond investors are not charged a servicing fee for their investment, but you may be charged a transaction fee if your method of payment requires us to incur an expense. The transaction fee will be equal to the amount that the Company will be charged by the payment processor. Other financial intermediaries, however, if engaged by you, may charge you commissions or fees.

Because the USA Real Estate Bonds will have no sinking fund, insurance, or guarantee, you could lose all or a part of your investment if we do not have enough funds in the interest reserve fund and cash to pay.

Although the Company will establish an interest reserve fund for the 7% USA Real Estate Bonds, timing of the funding will not be immediate and the amounts funded will be limited. The Company will place in an interest reserve fund an amount equal to one year’s interest payments up to a maximum of 7% of the total amount of the 7% USA Real Estate Bonds sold. The funding of the interest reserve fund will begin in the month after the first anniversary of the first sale of the 7% USA Real Estate Bonds and will equal 7% of the total amount of the 7% USA Real Estate Bonds sold up to that date. Additional funding amounts into the interest reserve fund will occur every 3 months thereafter and will equal 7% of each incremental amount of additional the 7% USA Real Estate Bonds sold in the respective time period. The interest reserve fund will remain in place for a period of 5 years and then will be released to be used by the Company in its primary lending business or for general corporate and working capital purposes. There will be no interest reserve fund established for the 8% USA Real Estate Bonds, the 10% USA Real Estate Bonds and the 12% USA Real Estate Bonds.

Other than the limited funds in our interest reserve fund for the 7% USA Real Estate Bonds for the repayment of the principal and accrued interest of bondholders, there is no sinking fund, insurance or guarantee of our obligation to make payments on the USA Real Estate Bonds. Other than the limited contributions we will make to the interest reserve fund for the 7% USA Real Estate Bonds, we will not contribute funds to a separate account, commonly known as a sinking fund, to make interest or principal payments on the USA Real Estate Bonds. The USA Real Estate Bonds are not certificates of deposit or similar obligations of, and are not guaranteed or insured by, any depository institution, the Federal Deposit Insurance Corporation, the Securities Investor Protection Corporation, or any other governmental or private fund or entity. Therefore, if you invest in the USA Real Estate Bonds, you will have to rely only on the amount in our limited interest reserve fund for the 7% USA Real Estate Bonds, our cash flow from operations and possible funding from our shareholders, for repayment of principal and interest upon the maturity or demand for repayment of the 7% USA Real Estate Bonds. If the amount in our interest reserve fund for the 7% USA Real Estate Bonds, cash flow from operations and possible funding from our shareholders, are not sufficient to pay any amounts owed under the USA Real Estate Bonds, then you may lose all or part of your investment.

We may not be able to meet all of the payment demands of the bondholders of the 7% USA Real Estate Bonds if a large number of bondholders of the 7% USA Real Estate Bonds desires to be repaid or if we do not have the liquidity to meet such demands.

We will use our commercially reasonable efforts to maintain sufficient cash reserves on hand and access to liquidity sources to honor repayment demands of bondholders of the 7% USA Real Estate Bonds. However, in the event there are more demands for repayment of the 7% USA Real Estate Bonds than our interest reserve fund and cash on hand available to meet, we may be delayed in the delivery of funds and may be required to sell some of assets, which may take significant amounts of time and may yield less than is needed to meet our obligations. The holders of the 8% USA Real Estate Bonds, the 10% USA Real Estate Bonds and the 12% USA Real Estate Bonds will not be able to demand repayment of their Bonds.

Because we may repay the 7% USA Real Estate Bonds at any time after the second anniversary of the first sale of the 7% USA Real Estate Bonds and we may repay the 8% USA Real Estate Bonds, 10% USA Real Estate Bonds and the 12% USA Real Estate Bonds, at any time after the second anniversary of the date of issuance of each 8% USA Real Estate Bond, 10% USA Real Estate Bond and the 12% USA Real Estate Bond you may be subject to reinvestment risk.

We have the right to repay the 7% USA Real Estate Bonds at any time after the second anniversary of the first sale of the 7% USA Real Estate Bonds and we may repay the 8% USA Real Estate Bonds, the 10% USA Real Estate Bonds and the 12% USA Real Estate Bonds at any time after the second anniversary of the date of issuance of each 8% USA Real Estate Bond, 10% USA Real Estate Bonds and 12% USA Real Estate Bond. The USA Real Estate Bonds would be repaid at 102% of the principal amount plus accrued but unpaid interest up to but not including the redemption date. Any such repayment may have the effect of reducing the income or return on investment that any investor may receive on an investment in the USA Real Estate Bonds by reducing the term of the investment. If this occurs, you may not be able to reinvest the proceeds at an interest rate comparable to the rate paid on the USA Real Estate Bonds. See “Description of the USA Real Estate Bonds – Redemption at the Option of the Company.”

Ratings of the USA Real Estate Bonds may change after issuance and affect the marketability of the USA Real Estate Bonds.

We currently expect that, upon issuance, the USA Real Estate Bonds will be rated by one or more rating agencies that we engage. However, we are not currently seeking to engage any particular rating agency or agencies to rate the USA Real Estate Bonds for investors in the United States of America. We do have a country market specific bond rating by Moody’s Local Panama in advance of our planned offering in the Panamanian market. This rating was issued in January 2025 and is a rating of BB-.pa which means that the Company has some speculative risk as an investment within Panama. Ratings agencies of debt assess creditworthiness of issuers of debt (specifically an issuer’s financial ability to make interest payments and repay the loan in full at maturity) and assign ratings to the notes being offered. Such ratings are limited in scope, and do not address all material risks relating to an investment in the USA Real Estate Bonds, but rather reflect only the view of each rating agency at the time the rating is issued. There is no assurance that such credit ratings will be issued or remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies. It is also possible that such ratings may be lowered in connection with future events, such as future acquisitions. Any lowering, suspension or withdrawal of such ratings may have an adverse effect on the marketability of the USA Real Estate Bonds. In addition, any decline in the ratings of the USA Real Estate Bonds may make it more difficult for us to raise capital on acceptable terms.

Unless an investor opts-out in accordance with the terms of the USA Real Estate Bond Investor Agreement, they will be bound by the arbitration provisions contained in our USA Real Estate Bond Investor Agreement to be used for subscriptions for our USA Real Estate Bonds which limits their ability to bring class action lawsuits or seek remedies on a class basis and waives the right a trial by jury.

Unless an investor opts-out in accordance with the terms of the USA Real Estate Bond Investor Agreement, they will be bound by the arbitration provisions contained in Section 13 of our USA Real Estate Bond Investor Agreement to be used for subscriptions for our USA Real Estate Bonds. Pursuant to the terms of the USA Real Estate Bond Investor Agreement, the holders of USA Real Estate Bonds and the Company will agree to (i) resolve disputes of the holders of USA Real Estate Bonds through binding arbitration or small claims court, instead of through courts of general jurisdiction or through a class action and (ii) waive the right to a trial by jury and to participate in any class action, except in cases that involve personal injury. Pursuant to the terms of the USA Real Estate Bond Investor Agreement, if a holder of USA Real Estate Bonds does not agree to the terms of the arbitration provision, the holder of USA Real Estate Bonds may opt-out of the arbitration provision by sending an arbitration opt-out notice to the Company within thirty (30) days of the holder’s first electronic acceptance of the USA Real Estate Bond Investor Agreement. If the opt-out notice is not received within thirty (30) days, the holder of USA Real Estate Bonds will be deemed to have accepted all terms of the arbitration provision, including the class action and jury waiver. If the investor opts out of the arbitration provision, the investor has also opted out of the jury trial and class action waivers. As arbitration provisions in commercial agreements have generally been respected by federal courts and local courts of Puerto Rico, we believe that the arbitration provision in the USA Real Estate Bond Investor Agreement is enforceable under federal law and the laws of Puerto Rico. Although holders of USA Real Estate Bonds will be subject to the arbitration provisions of the USA Real Estate Bond Investor Agreement, the arbitration provisions do not preclude holders of USA Real Estate Bonds from pursuing claims under the U.S. federal securities laws in federal courts. THE ARBITRATION PROVISION OF THE USA REAL ESTATE BOND INVESTOR AGREEMENT IS NOT INTENDED TO BE DEEMED A WAIVER BY ANY HOLDER OF USA REAL ESTATE BONDS OF THE COMPANY’S COMPLIANCE WITH THE U.S. FEDERAL SECURITIES LAWS AND THE RULES AND REGULATIONS PROMULGATED THEREUNDER. THE ARBITRATION PROVISION OF THE USA REAL ESTATE BOND INVESTOR AGREEMENT DO NOT APPLY TO CLAIMS BROUGHT UNDER THE EXCHANGE ACT AND SECURITIES ACT.

The USA Real Estate Bond Investor Agreement provides that, to the extent permitted by law, each party to the USA Real Estate Bond Investor Agreement waives the right to a jury trial or class action of any claim they may have against us arising out of or relating to our USA Real Estate Bonds or the USA Real Estate Bond Investor Agreement. If we were to oppose a jury trial or class action demand based on such waiver, the court would determine whether the waiver was enforceable based upon the facts and circumstances of that case in accordance with applicable state and federal law, including whether a party knowingly, intelligently and voluntarily waived the right to a jury trial or class action. The bondholders of USA Real Estate Bonds will be subject to these provisions of the USA Real Estate Bond Investor Agreement to the extent permitted by applicable law. THE WAIVER OF THE RIGHT TO A JURY TRIAL AND CLASS ACTION CONTAINED IN THE USA REAL ESTATE BOND INVESTOR AGREEMENT IS NOT INTENDED TO BE DEEMED A WAIVER BY ANY HOLDER OF USA REAL ESTATE BONDS OF THE COMPANY’S COMPLIANCE WITH THE U.S. FEDERAL SECURITIES LAWS AND THE RULES AND REGULATIONS PROMULGATED THEREUNDER. THE JURY WAIVER AND CLASS ACTION WAIVER PROVISIONS OF THE USA REAL ESTATE BOND INVESTOR AGREEMENT DO NOT APPLY TO CLAIMS BROUGHT UNDER THE EXCHANGE ACT AND SECURITIES ACT.

If the investor opts out of the arbitration provision, the investor has also opted out of the jury trial and class action waivers. In the event that an investor does not opt-out, as described above, the rights of the adverse bond holder to seek redress in court would be severely limited. These restrictions on the ability to bring a class action lawsuit may result in increased costs and/or reduced remedies, to individual investors who wish to pursue claims against the Company.

Investors who purchase USA Real Estate Bonds are bound by the fee-shifting provision contained in our Bylaws, which may discourage them to pursue actions against us.

Section 9 of our Bylaws provides that “To the fullest extent permitted by law, in the event that (i) any current or prior stockholder or anyone on their behalf (“Claiming Party”) initiates or asserts any claim or counterclaim (“Claim”) or joins, offers substantial assistance to, or has a direct financial interest in any Claim against the Corporation and/or any Director, Officer, Employee or Affiliate, and (ii) the Claiming Party (or the third party that received substantial assistance from the Claiming Party or in whose Claim the Claiming Party had a direct financial interest) does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then each Claiming Party shall be obligated jointly and severally to reimburse the Corporation and any such Director, Officer, Employee or Affiliate, the greatest amount permitted by law of all fees, costs and expenses of every kind and description (including but not limited to, all reasonable attorney’s fees and other litigation expenses) (collectively, “Litigation Costs”) that the parties may incur in connection with such Claim.”

In the event an investor initiates or asserts a claims against us, in accordance with Section 9 of our Bylaws, and does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, the investor will be obligated to reimburse us for all reasonable costs and expenses incurred in connection with such claim, including, but not limited to, reasonable attorney’s fees and expenses and costs of appeal, if any.

THE FEE SHIFTING PROVISION CONTAINED IN THE BYLAWS IS NOT INTENDED TO BE DEEMED A WAIVER BY ANY HOLDER OF USA REAL ESTATE BONDS OF THE COMPANY’S COMPLIANCE WITH THE U.S. FEDERAL SECURITIES LAWS AND THE RULES AND REGULATIONS PROMULGATED THEREUNDER. THE FEE SHIFTING PROVISION CONTAINED IN THE BYLAWS DO NOT APPLY TO CLAIMS BROUGHT UNDER THE EXCHANGE ACT AND SECURITIES ACT.

Investors who purchase USA Real Estate Bonds will be bound by the exclusive forum selection provision contained in our Bylaws, which may discourage them to pursue actions against us.

Article VII Section E. of our Bylaws provides that “Other than an action brought to enforce a duty or liability created under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, or other claim for which U.S. federal courts have exclusive jurisdiction, unless the Corporation consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of fiduciary duty owed by any director or officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) any action asserting a claim against the Corporation or any director or officer or other employee of the Corporation arising pursuant to any provision of the General Corporation Law or the Articles of Incorporation or these By-Laws (in each case, as they may be amended from time to time), or (iv) any action asserting a claim against the Corporation or any director or officer or other employee of the Company governed by the internal affairs doctrine shall be the Puerto Rico State Court or, if no state court located within the State of Puerto Rico has subject matter jurisdiction, the federal district court for the District of Puerto Rico.”

THIS PROVISION WOULD NOT APPLY TO SUITS BROUGHT TO ENFORCE A DUTY OR LIABILITY CREATED BY THE SECURITIES ACT, EXCHANGE ACT OR ANY OTHER CLAIM FOR WHICH THE U.S. FEDERAL COURTS HAVE EXCLUSIVE JURISDICTION.

This choice of forum provision may limit a bondholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, a court could find these provisions of our Bylaws to be inapplicable or unenforceable in respect of one or more of the specified types of actions or proceedings, which may require us to incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

There is a risk that in the event of death, total permanent disability or bankruptcy of a bondholder, there may not be sufficient funds available to make repayment of the USA Real Estate Bond held by such bondholder.

Within 60 days of the death, total permanent disability or bankruptcy of a bondholder who is a natural person, the estate of such bondholder, such bondholder, or legal representative of such bondholder may request that we repurchase, in whole but not in part and without penalty, the USA Real Estate Bonds held by such bondholder by delivering to us a written notice requesting such USA Real Estate Bonds be repaid. Any such request shall specify the particular event giving rise to the right of the holder to have his or her USA Real Estate Bonds repaid. If a Bond held jointly by natural persons who are legally married, then such request may be made by (i) the surviving bondholder upon the death of the spouse, or (ii) the disabled or bankrupt bondholder (or a legal representative) upon total permanent disability or bankruptcy of the spouse. In the event a Bond is held together by two or more natural persons that are not legally married, neither of these persons shall have the right to request that the Company repurchase such USA Real Estate Bond unless each bondholder has been affected by such an event. Upon receipt of repayment request in the event of death, total permanent disability or bankruptcy of a bondholder, we will designate a date for the repayment of such USA Real Estate Bonds, which date shall not be later than 120 days after we receive facts or certifications establishing to the reasonable satisfaction of the Company supporting the right to be repaid. On the designated date, we will repay such USA Real Estate Bonds at a price per USA Real Estate Bond that is equal to all accrued and unpaid interest, to but not including the date on which the USA Real Estate Bonds are repaid, plus the then outstanding principal amount of such USA Real Estate Bond. Notwithstanding the foregoing, we will have no obligation to fulfill this repayment request, if, in our sole discretion, we determine that we do not have sufficient funds available to fund the requested repayment. Accordingly, there is a risk that in the event of death, total permanent disability or bankruptcy of a bondholder, there may not be sufficient funds available to make repayment of the USA Real Estate Bond held by such bondholder.

Risks Related to our Planned Efforts to Tokenize Future USA Real Estate Bonds

Our planned tokenization of future USA Real Estate Bonds is subject to regulatory and compliance risks.

We expect to in a subsequent registration statement with the SEC to tokenize a subsequent tranche of USA Real Estate Bonds filed along with the associated digital token securities. The regulatory landscape for tokenized securities, including bonds, remains uncertain as financial regulators continue to assess and refine rules governing digital assets and blockchain-based securities. In the United States, the SEC, the Commodity Futures Trading Commission (CFTC), and the Financial Industry Regulatory Authority (FINRA) are actively evaluating how tokenized securities should be classified, issued, and traded. As these regulatory frameworks evolve, new laws or interpretations of existing securities regulations could significantly impact the feasibility of issuing, trading, or holding tokenized bonds. One of the key risks is the potential imposition of additional registration, reporting, or compliance requirements by the SEC or other regulatory bodies. If tokenized bonds are deemed securities under federal law, issuers may need to comply with Regulation ATS (Alternative Trading System), broker-dealer rules, or other market infrastructure regulations, increasing operational costs and regulatory burdens. Additionally, restrictions on trading and secondary market liquidity could arise if regulators mandate that tokenized bonds be traded exclusively on regulated security token exchanges. Such limitations could reduce investor flexibility and hinder liquidity in the secondary market. Recent enforcement actions by the SEC against various blockchain-based financial instruments highlight another risk. The agency has taken legal action against certain crypto-related offerings, alleging that they constituted unregistered securities. If similar enforcement measures are directed at tokenized bonds or the platforms facilitating their trading, issuers and investors could face legal or financial consequences, including fines, delisting, or limitations on transferability. Given the rapidly changing regulatory landscape, tokenized bonds remain subject to significant compliance risks that could impact their issuance, marketability, and legal standing. Investors should carefully consider the evolving nature of securities laws and the potential implications of regulatory decisions on tokenized financial instruments before making investment decisions. Depending on the developments in the regulatory landscape, the Company may be unable to proceed with tokenization as planned.

Our planned tokenization of future USA Real Estate Bonds is subject to operational and technological risks.

Tokenization involves converting bond ownership into digital tokens on a blockchain. This process depends on blockchain technology, smart contracts, and digital asset platforms, which may be vulnerable to cybersecurity risks, technical malfunctions, or system failures. Blockchain networks remain susceptible to cybersecurity threats, including hacking, network attacks, or breaches of private key security, which could result in unauthorized transactions or loss of assets. Additionally, smart contracts, which facilitate the execution of transactions without intermediaries, may contain coding errors or vulnerabilities that could be exploited, leading to unexpected failures, financial losses, or legal disputes over ownership and enforcement of bondholder rights. Beyond cybersecurity threats, the technological infrastructure supporting tokenized bonds is still evolving, and any technical malfunctions, system outages, or protocol failures could significantly disrupt the ability to trade, transfer, or validate ownership of tokenized bonds. If the underlying blockchain experiences network congestion, security flaws, or a significant protocol change (hard fork), tokenized bonds may become temporarily illiquid or inaccessible, affecting investor confidence and market stability. Furthermore, reliance on third-party digital asset platforms—such as blockchain custodians, exchanges, or tokenization service providers—introduces operational risks. If one of these entities fails, is compromised, or ceases operations, investors may face challenges in accessing, managing, or transferring their tokenized bond holdings.

The tokenized future USA Real Estate Bonds may not gain market acceptance.

Tokenized bonds represent a new and evolving asset class, and there is no guarantee that they will achieve broad market acceptance among institutional investors, regulatory bodies, or financial market participants. While tokenization has the potential to enhance efficiency, transparency, and accessibility, the lack of established secondary markets for tokenized bonds could pose significant liquidity challenges for investors. Unlike traditional bonds, which trade on well-established exchanges and over-the-counter markets with a vast network of buyers and sellers, tokenized bonds may struggle to attract sufficient market participation, limiting investors’ ability to buy, sell, or exit their positions at favorable prices.

If demand for tokenized bonds remains low, investors may encounter wide bid-ask spreads, price volatility, or difficulty in finding counterparties for trades. The absence of deep and liquid secondary markets could result in longer transaction times, forcing investors to either hold their tokenized bonds for extended periods or sell at a significant discount to market value. Additionally, because tokenized securities rely on blockchain-based trading platforms, their availability and accessibility may be limited to specific exchanges or digital asset marketplaces, unlike traditional bonds that can be traded through multiple financial institutions and clearinghouses. This restriction could further reduce trading flexibility and increase counterparty risks if the platforms facilitating tokenized bond transactions experience technical issues, regulatory scrutiny, or operational failures. Given these factors, investors should be aware that tokenized bonds may not provide the same level of liquidity, tradability, or price stability as traditional bonds.

The tokenized future USA Real Estate Bonds will require secure digital storage and holders may encounter access issues as well as security issues.

Tokenized bonds require secure digital wallets to store and facilitate transactions, as they are issued and managed on blockchain networks. Unlike traditional bonds, which are held through brokerage accounts, custodians, or financial institutions, tokenized bonds depend on cryptographic private keys for ownership verification and transfers. If a holder loses access to their digital wallet or private key, they may permanently lose access to their tokenized bond holdings, as blockchain transactions are irreversible and typically lack centralized recovery mechanisms. Unlike traditional securities, where lost assets can often be retrieved through brokers or financial intermediaries, tokenized bonds do not have an equivalent system for key recovery. This makes key management and digital security critical responsibilities for investors, as failure to properly store or protect access credentials could lead to total financial loss. In addition to the risks associated with personal security, hacking and fraud targeting tokenized assets remain significant threats. Cybercriminals have exploited vulnerabilities in blockchain networks, smart contracts, and digital wallets, leading to large-scale thefts of digital assets. If a hacker gains access to a holders private key or digital wallet, they can transfer, sell, or even destroy the tokenized bonds without recourse. Phishing attacks, malware, and other forms of cyber fraud have become increasingly sophisticated, further increasing the risk of unauthorized access to holdings. Unlike traditional investment accounts, where banks and financial institutions may offer fraud protection or insurance, digital wallets storing tokenized bonds may lack similar safeguards, making holders solely responsible for the security of their assets. Additionally, custodial risk may arise if holders rely on third-party wallet providers, exchanges, or tokenization platforms to store their tokenized bonds. If these entities experience security breaches, insolvency, or regulatory shutdowns, holdings may become inaccessible, frozen, or even lost.

Holders of the tokenized future USA Real Estate Bonds will be subject to tax and accounting uncertainties.

Tokenized securities, including tokenized bonds, may be subject to complex and evolving tax treatments, which can vary significantly by jurisdiction. Depending on local tax laws, investors may be required to pay capital gains tax, income tax, transaction levies, or other financial reporting obligations related to their holdings. For instance, if a tokenized bond is sold or transferred at a profit, the investor may be liable for capital gains tax in some jurisdictions, while others may classify income from tokenized bonds as ordinary income, subjecting it to different tax rates. Additionally, certain blockchain-based transactions—such as staking, fractional ownership, or automated smart contract-based payouts—could introduce tax complexities that traditional bonds do not typically encounter. Given the lack of universal tax guidance for digital assets, investors may face uncertainty regarding their tax liabilities and could be subject to penalties for non-compliance if they misreport transactions. Furthermore, because tokenized bonds operate on blockchain networks, their transactions may not always align with traditional financial reporting mechanisms, raising questions about fair value measurement, impairment testing, and tax deductions. If regulators or tax authorities impose new reporting requirements or retroactive compliance measures, investors and issuers may face additional administrative burdens, increased costs, or potential penalties.

We may not proceed with our planned tokenization of future USA Real Estate Bonds.

Although we intend to tokenize future USA Real Estate Bonds, we have not yet finalized our decision to proceed with this token strategy and may not decide to proceed with it in the future. There remains a significant degree of uncertainty regarding whether tokenization will ultimately take place. The process of tokenizing bonds requires careful consideration of regulatory approvals, technological infrastructure, investor demand, and market feasibility, all of which are subject to change. Various factors could delay or prevent the implementation of such tokenization, including unfavorable market conditions, evolving regulatory requirements, technological limitations, or a lack of industry adoption. Given these uncertainties, investors should not assume that tokenization will proceed as originally planned, within a specific timeframe or at all. If we ultimately decide not to move forward with tokenization, investors who expected to benefit from increased liquidity or blockchain-enabled features may not realize those anticipated advantages. The decision to tokenize future USA Real Estate Bonds will depend on ongoing evaluations of regulatory developments, market demand, and technological readiness, and there is no guarantee that tokenization will occur at all.

General Risks

The Company is an early-stage company with a limited accounting staff and has limited internal accounting control procedures. If we fail to maintain effective internal control over financial reporting, the price of our USA Real Estate Bonds may be adversely affected.

The Company’s internal control procedures are being developed and being implemented over time as the Company has limited resources currently. This could lead to less robust internal controls that would otherwise exist at larger and more mature companies. Additionally, if we are unable to effectively implement our internal control procedures, investors may lose confidence in the accuracy and completeness of our financial reports. We also could become subject to investigations by the stock exchange on which any of our securities may become listed, or the Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources. We have deficiencies in the (i) segregation of duties and (ii) having adequate independent oversight of financial reporting and review of financial records. We are committed to improving our financial reporting processes. We plan on contracting with an outside certified public accountant to assist us in maintaining our disclosure controls and procedures and the preparation of our financial statements for the foreseeable future. We also plan on increasing the size of our accounting staff at the appropriate time for our business and our size to ameliorate our concern that we do not effectively segregate certain accounting duties or have adequate staffing. We believe the foregoing actions would resolve these deficiencies. However, there can be no assurances as to the timing of any such actions or that we will be able to do so. Any failure by us to implement the changes necessary to maintain an effective system of internal controls could harm our operating results materially and cause investors and financial analysts to lose confidence in our reported financial information. Any such loss of confidence in the investment community would have a negative effect on the trading and price of our USA Real Estate Bonds.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and have an adverse effect on the value of our securities.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we will be required to report any changes in internal controls on a quarterly basis. In addition, we are required to furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will design, implement, and test the internal controls over financial reporting required to comply with these obligations. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the value of our securities could be negatively affected. We also could become subject to investigations by the Commission or other regulatory authorities, which could require additional financial and management resources.

As an emerging growth company, our auditor will not be required to attest to the effectiveness of our internal controls.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company. This means that the effectiveness of our financial operations may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal controls over financial reporting and we are not. While our management will be required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s review process in assessing the effectiveness of our internal controls over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company and cease to be a smaller reporting company (as described below), we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal controls over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our USA Real Estate Bonds less attractive to investors.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest to occur of: (i) the end of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (ii) the end of the fiscal year in which the market value of our common stock that are held by non-affiliates is at least $700.0 million as of the last business day of our most recently completed second fiscal quarter; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) December 31, 2026.

Until such a time, however, we cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

We believe we are considered a smaller reporting company and will be exempt from certain disclosure requirements, which could make our USA Real Estate Bonds less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act, or the Exchange Act of 1934, as amended, which we refer to as the Exchange Act, for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we will not be required and may not include a Compensation Discussion and Analysis section in our proxy statements, and we will provide only two years of financial statements. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our USA Real Estate Bonds less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an incident response plan or engaged with external cybersecurity consultants for assessments or services.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners. In addition, cybersecurity incidents could have material adverse effects on our business strategy, financial condition, and results of operations (e.g., a significant breach could result in direct financial losses due to fraud, system downtime impacting revenue generation, increased compliance costs or contractual liabilities with third-party vendors and customers).

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

In addition, the Board of Directors of the Company will oversee any cybersecurity risk management framework and a dedicated committee of the Board or an officer appointed by the Board will review and approve any cybersecurity policies, strategies and risk management practices. The Board (or designated committee or officer) will receive periodic updates on cybersecurity risks, including emerging threats, mitigation efforts and incident response activities. The updates will be provided at least annually, or more frequently as needed, to ensure cybersecurity risks are appropriately managed and integrated into our broader risk oversight strategy.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

Item 2. Properties.

Our corporate headquarters are located at 404 Ave Constitucion # 208, San Juan, Puerto Rico 00901, where we lease approximately 1,000 rentable square feet of office space from an affiliated party, USA Capital Management. This lease is month to month. Terms of the office lease provide for a base rent payment of $1 per month. We believe that this facility is adequate for our current and near-term future needs.

Item 3. Legal Proceedings.

From time to time, we may become party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, nor are we aware of any threatened or pending legal proceedings, that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no public market for our USA Real Estate Bonds. We intend to apply to list our USA Real Estate Bonds on the Latin American Stock Exchange (“Latinex”) under a series of to-be-issued international securities identification numbers (“ISINs”). No public market has developed nor is expected to develop for USA Real Estate Bonds in the United States, and we do not intend to list USA Real Estate Bonds on a national securities exchange or interdealer quotational system or alternative trading system in the United States. Notwithstanding, the Company plans on listing the USA Real Estate Bonds on a Panamanian exchange Latinex. You should be prepared to hold your USA Real Estate Bonds as USA Real Estate Bonds are expected to be highly illiquid investments.

There is currently no public market for our common stock and we do not intend to apply to list our common stock on a national securities exchange or interdealer quotational system or alternative trading system.

Holders

There were 3 holders of the Company’s common stock as of March 31, 2026. There were 6 holders of USA Real Estate Bonds as of March 31, 2026.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board deems relevant.

Securities Authorized under Equity Compensation Plans

None.

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Exchange Act and will continue to file periodic reports, and other information with the SEC.

Transfer Agent

The Company acts as its own transfer agent and registrar. The Company will engage a transfer agent and registrar that is registered under Section 17A(c) of the Exchange Act to perform transfer agent functions if the USA Real Estate Bonds become beneficially owned by more than 2,000 persons or 500 non-accredited investors.

Recent Sales of Unregistered Equity Securities

Sine our inception, we have issued the following securities that were not registered under the Securities Act. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

On August 3, 2021, the Company was formed as a Puerto Rican corporation under the name USA Opportunity Income Fund, Inc., and issued 3,000 shares of its $0.01 per share par value common stock as founders’ shares in exchange for incorporation services provided to Dania Echemendia (1,000 shares), Andrew Murray (1,000 shares), and Richard Meruelo (1,000 shares). The foregoing issuances were pursuant to the exemption provided by Regulation D, and Section 4(a)(2) of the Securities Act of 1933, as amended.

From March 9, 2022 to February 18, 2025, we conducted a “Tier 2 Offering” under Regulation A, pursuant to which we sold one 7% USA Real Estate Bond for $1,000 and sold four 12% USA Real State Bonds for $195,000. The Company used the proceeds received for general corporate purposes. The foregoing issuances were pursuant to the exemption provided by Section 3(b)(2) of the Securities Act of 1933, as amended and Regulation A promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Additional Information

We are a reporting issuer, subject to the Exchange Act. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are an early-stage, internally managed company and to date our activities have involved the organization of our Company and conducting an offering under Regulation A. From March 9, 2022 to February 18, 2025, we conducted a “Tier 2 Offering” under Regulation A, pursuant to which we sold one 7% USA Real Estate Bond for $1,000 and sold four 12% USA Real State Bonds for $195,000. The Company used the proceeds received for general corporate purposes. On November 5, 2025, our Registration Statement on Form S-1, which was filed with the SEC on October 16, 2025 and which offered up to $200,000,000 of our “USA Real Estate Bonds” consisting of (i) “7% USA Real Estate Bonds,” (ii) “8% USA Real Estate Bonds,” (iii) “10% USA Real Estate Bonds,” and (iv) “12% USA Real Estate Bonds” on a best efforts basis at a purchase price of $1,000 each and a minimum investment amount of $10,000 (the “Offering”) became effective. As of March 31, 2026, we have sold two USA Real Estate Bonds in the Offering for gross proceeds of $65,000.

On August 3, 2021, the Company was formed as a Puerto Rican corporation under the name USA Opportunity Income Fund, Inc., and issued 3,000 shares of its $0.01 per share par value common stock as founders’ shares in exchange for incorporation services provided to Dania Echemendia (1,000 shares), Andrew Murray (1,000 shares), and Richard Meruelo (1,000 shares). On January 26, 2022 the Company changed its name to USA Opportunity Income One, Inc. On May 12, 2025, the Government of Puerto Rico granted to the Company a tax exemption pursuant to Act No. 60-2019, also known as the Puerto Rico Incentives Act or Act 60, (“Act 60”). For additional information on this please see “Risk Factors” - “The Company has been approved by the government of Puerto Rico for treatment under the Puerto Rico New Incentive Code Act 60-2019 (“Act 60”) however there can be no assurance that changes to Act 60 in the future would not change the tax benefits to the Company or its investors.” and “We cannot guarantee the potential beneficial tax attributes of ownership of the Bonds issued by the Company, a company approved to be a Puerto Rico Act 60 company.”

We are an early-stage company which plans to implement our commercial real estate lending business model after we raise funds in the Offering. Our business model is centered primarily around originating mortgages and other liens on and interests in real estate. We anticipate that (i) at least 80% of our assets will consist of “mortgages and other liens on and interests in real estate” (“Qualifying Interests”), including, bridge senior secured money lending and mezzanine lending related to real estate and real estate development projects and (ii) not more than 20% of our total assets consist of assets that have no relationship to real estate, assets that have no relationship to real estate constituting no more than 20% of our assets, including, but not limited to, investing in preferred equity interests and up to 5% of the net proceeds for working capital and general corporate purposes, provided the amount and nature of such activities do not cause us to lose our exemption from regulations as an investment company pursuant to the Investment Company Act of 1940, or the “40 Act.” Qualifying Interests are assets that represent an actual interest in real estate or are loans or liens “fully secured by real estate” but exclude securities in other issuers engaged in the real estate business. We plan to sell newer tranches of USA Real Estate Bonds or engage in other fundraising activities in the future in order to provide the capital for these activities.

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

General

For the twenty-four months following the commencement of our Offering, we will seek to sell our USA Real Estate Bonds in the Offering and invest the proceeds in (i) real estate loans to real estate borrowers and real estate development projects, (ii) preferred equity interests related to real estate, and (iii) other permissible activities in accordance with our business model.

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

Specific Plan of Operations and Milestones

Our plan of operations over the next 12-month period is as follows, assuming the sale of 25%, 50%, 75% and 100% of USA Real Estate Bonds in the Offering, and does include pro forma estimated offering expenses of the Offering of $2,850,000:

	If 25% of USA Real Estate Bonds Sold for Cash	If 50% of USA Real Estate Bonds Sold for Cash	If 75% of USA Real Estate Bonds Sold for Cash	If 100% of USA Real Estate Bonds Sold for Cash
Gross Proceeds (1)	$50,000,000	$100,000,000	$150,000,000	$200,000,000
Acquisition of Mortgages and Other Liens on and Interests in Real Estate (Qualified Interests)	(35,320,000)	(72,920,000)	(110,520,000)	(148,120,000)
Acquisition of Assets Unrelated to Real Estate	(6,622,000)	(13,672,000)	(20,722,000)	(27,772,000)
Working Capital and General Corporate Purposes	(2,208,000)	(4,558,000)	(6,908,000)	(9,258,000)
Total Use of Net Proceeds (2)	$44,150,000	$91,150,000	$138,150,000	$185,150,000

(1) Gross proceeds or funds raised do not include a deduction of estimated (i) broker-dealer fees, commissions and expense reimbursements or (ii) projected offering or fundraising expenses of $2,850,000.

(2) Total Use of Net Proceeds accounts for the deduction of estimated (i) broker-dealer fees, commissions and expense reimbursements or (ii) projected offering or fundraising expenses of $2,850,000.

During the next 12 months, we intend to, among other things, raise funds either from the Offering and start receiving net proceeds from the Offering and pay the expenses of the Offering with the net proceeds of the offering.

For the next 12 months, we plan to:

Origination of Mortgages and Other Liens on and Interests in Real Estate (Qualified Interests)

Assuming the hypothetical $200 million raise, we plan to originate mortgages from real estate borrowers and real estate development projects and other liens on and interests in real estate (Qualified Interests). The origination and underwriting expense of doing so will range from $530,000 to $2,222,000, depending upon the success of our fundraising. If 25% of USA Real Estate Bonds are sold for net proceeds of $44,150,000 during this time period, we intend to originate mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests) in the amount of $35,320,000. If 50% of USA Real Estate Bonds are sold for net proceeds of $91,150,000 we intend to originate mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests) in the amount of $72,920,000. If 75% of USA Real Estate Bonds are sold for net proceeds of $138,150,000 we intend to acquire mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests) in the amount of $110,520,000. Finally, if 100% of USA Real Estate Bonds are sold for net proceeds of $185,150,000 we intend to originate mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests) in the amount of $148,120,000.

Acquisition of Assets Unrelated to Real Estate

We also intend to acquire assets unrelated to real estate and the origination and underwriting expense of doing so will range from $99,000 to $417,000 depending upon the success of the Offering. If 25% of USA Real Estate Bonds are sold for net proceeds of $44,150,000 during this time period, we intend to acquire assets unrelated to real estate in the amount of $6,622,000. If 50% of USA Real Estate Bonds are sold for net proceeds of $91,150,000 we intend to acquire assets unrelated to real estate in the amount of $13,672,000. If 75% of USA Real Estate Bonds are sold for net proceeds of $138,150,000 we intend to acquire assets unrelated to real estate in the amount of $20,722,000 Finally, if 100% of USA Real Estate Bonds are sold for net proceeds of $185,150,000 we intend to acquire assets unrelated to real estate in the amount of $27,772,000.

We plan in the future to issue SEC-registered digital token securities representing ownership in future tranches of SEC-registered USA Real Estate Bonds

We expect to in a subsequent registration statement with the SEC to tokenize a subsequent tranche of USA Real Estate Bonds filed along with the associated digital token securities. The Company’s preliminary plan for the creation of a future digital token security (a “Token”) is to hire a legal and financial advisor to create the appropriate legal entity domiciled in certain states that accommodate the creation of digital token securities. The next step would be to create a Token that is programmed or derived using a smart contract that is compatible with blockchains such as the Ethereum blockchain or Polygon. The Company then would prepare to list the Token on a SEC-registered securities exchange that handles security tokens. Any platform that brings together purchasers and sellers of digital assets that are characterized as securities in the U.S. is generally subject to registration as a national securities exchange, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (or “ATS”). We would evaluate various trading platforms that are registered broker-dealers and FINRA members that operate a SEC-registered ATS. Companies such as INX Securities, Coinbase, Securitize Markets and tZero Group are potential ATS partners. We would also engage third party transfer agents experienced in token securities and third-party companies that conduct know your customer (“KYC”) and anti-money laundering (“AML”) diligence for every potential investor of its Tokens that is onboarded onto its platform As part of that onboarding process, the third-party provider would check the potential investor against numerous lists, including the OFAC sanctions list. Finally, the Company would file a Form S-1 registration statement with the SEC describing and registering the Tokens and the underlying USA Real Estate Bonds that are being represented by the Tokens. We estimate the costs of these activities to be $150,000. We have not yet finalized our decision to proceed with this token strategy and may not decide to proceed with it in the future. If we do decide to proceed, we anticipate proceeding with this strategy in the next 12 months following the effective date of this registration statement.

Milestones

Our anticipated timeline for reaching the significant milestones in our plan of operations and the costs associated with our plan are set forth below:

April 2026 to June 2026:

●	We aim to raise $35,000,000 in funds from the sales of USA Real Estate Bonds in the Offering. As of March 31, 2026, we have sold two USA Real Estate Bonds in the Offering for gross proceeds of $65,000.
●	We anticipate that as part of our fundraising efforts, we plan to meet with groups of potential investors and we estimate the costs of this to be $2,100,000 in commissions and marketing fees.
●	We anticipate and intend to originate mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests), and we estimate the costs of this to be $361,000.
●	We anticipate and intend to originate assets unrelated to real estate and we estimate the costs of this to be $68,000.

July 2026 to September 2026:

●	We aim to raise $45,000,000 in funds from the sales of USA Real Estate Bonds in the Offering.
●	We anticipate that as part of fundraising efforts, we plan to meet with groups of potential investors and we estimate the costs of this to be 2,700,000 in commissions and marketing fees.
●	We anticipate and intend to originate mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests), and we estimate the costs of this to be $473,000.
●	We anticipate and intend to originate assets unrelated to real estate and we estimate the costs of this to be $89,000.

October 2026 to December 2026:

●	We aim to raise $120,000,000 in funds from the sales of USA Real Estate Bonds in the Offering.
●	We anticipate that as part of our fundraising efforts, we plan to meet with groups of potential investors and we estimate the costs of this to be $7,200,000 in commissions and marketing fees.
●	We anticipate and intend to originate mortgages from real estate borrowers and other liens on and interests in real estate (Qualified Interests), and we estimate the costs of this to be $1,285,000.
●	We anticipate and intend to originate assets unrelated to real estate and we estimate the costs of this to be $241,000.

Until sufficient proceeds have been received by us from the Offering, we will rely on cash on hand and advances from our shareholders and/or our shareholders affiliates as to which we have no assurances. There can also be no assurances that we will be able to receive our desired amount of proceeds from the Offering or any proceeds from any offering.

Key Factors that Affect Our Results of Operations

We believe the following key factors may affect our financial condition and results of operations: (i) the timing and magnitude of future sales of our USA Real Estate Bonds in the Offering, (ii) the timing and magnitude of making future loans and investments that will include bridge senior-secured loans, mezzanine loans and preferred equity, (iii) future levels of interest rates for commercial real estate loan products, and (iv) general economic activity in the state of Florida.

Results of Operations for the years ended December 31, 2024 and 2025

As of December 31, 2024 and 2025, the Company had not started making loans and investments. For the years ended December 31, 2024 and 2025, our total revenues from operations were $0 and $0, respectively. Operating costs for the year ended December 31, 2024 were $131,898 and for the year ended December 31, 2025 were $180,768 including mostly organizational fees. The largest category of expenses is shown as “General and administrative expense” which were $111,207 for the year ended December 31, 2024 and $157,351 for the year ended December 31, 2025. Net loss for the year ended December 31, 2024 was $129,601 and for the year ended December 31, 2025 was $180,695.

Liquidity and capital resources

At December 31, 2024 we had cash on hand of $22,539. At December 31, 2025 we had cash on hand of $4,995. We do not have any external sources of capital and are dependent upon advances from our shareholders and/or affiliates of our shareholders to provide funds for our operations until we are able to raise funds from the sale of USA Real Estate Bonds in any forthcoming Company offering or other fundraising efforts. Our shareholders and/or affiliates of our shareholders, however, are under no obligation to advance us any funds. The Company has entered into an oral agreement with a lender (the “Lender”), an affiliate of Richard Meruelo who is currently a 33% shareholder of the Company, to reimburse the Lender for advances made to the Company by the Lender for initial organizational and offering expenses. Such reimbursement is to be made by the Company as cash becomes available to the Company and such reimbursement is planned to be made using a portion of the proceeds of any forthcoming Company offering or other fundraising efforts. The Company will reimburse the Lender a maximum amount of $1,125,000 from any funds that it is able to raise for these advances. As of December 31, 2025, advances to the Company by the Lender totaled $619,999. As of December 31, 2024, these advances totaled $469,528. These advances have no maturity date or interest rate.

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

On February18, 2025, we terminated the Offering. In the Offering, the Company sold one 7% USA Real Estate Bond for $1,000 and sold four 12% USA Real State Bonds for $195,000. The Company used the proceeds received for general corporate purposes.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet generated any significant revenue and is still an early-stage company with a limited operating history. The Company has issued $195,000 in USA Real Estate Bonds as of December 31, 2025 and has issued $196,000 in USA Real Estate bonds in its Regulation A Offering as of December 31, 2024, has not commenced its primary lending operations, and does not have sufficient cash or a source of revenue sufficient to cover future organizational, offering and operation costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

We are dependent on advances from our shareholders and/or affiliates of our shareholders and proceeds from the any forthcoming Company offering or other fundraising efforts to provide capital for our operations. Our shareholders and/or affiliates of our shareholders are not obligated to provide advances to us and there are no assurances that we will be successful in raising proceeds in any forthcoming Company offering or other fundraising efforts by the Company. The financial statements do not include adjustments related to the recoverability and classifications of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Contingent Liabilities

We may be subject to lawsuits, investigations and claims (some of which may involve substantial dollar amounts) that can arise out of our normal business operations. We would continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a thorough analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation and outcomes of similar cases through the judicial system), changes in assumptions or changes in our settlement strategy. There were no contingent liabilities as of December 31, 2025 and as of March 31, 2026.

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

As of December 31, 2025 and March 31, 2026, we had no federal and state income tax expense.

Off-Balance Sheet and Other Arrangements

As of December 31, 2025 and March 31, 2026, we did not have any material off-balance sheet arrangements.

Significant Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are fully described in Note 2 to our audited financial statements appearing elsewhere in this registration statement, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-11 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current principal executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of the following material weakness:

●	Lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and the Securities and Exchange Commission (“SEC”) reporting and compliance requirements to design, implement and operate key controls over financial reporting process to address complex technical accounting issues and related disclosures in accordance with U.S. GAAP and financial reporting requirements set forth by the SEC;

●	We do not have an independent audit committee in place, which would provide oversight of our officers, operations and financial reporting function; and

●	Our accounting team, which consists of a limited number of personnel, does not provide adequate segregation of duties.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2025, our Company’s internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. Each director of the Board of Directors shall serve for a term ending on the date of the annual meeting of stockholders following the annual meeting of the stockholders at which such director was elected. Notwithstanding the foregoing, each director shall serve until his or her successor is elected and qualified or until his or her death, resignation or removal. Our officers are appointed by our Board to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. Our Board has no nominating, audit or compensation committees.

Name	Age	Position
Dania Echemendia	66	President and Director of USA Real Estate

Andrew Murray	58	Chief Financial Officer and Director of USA Real Estate

Bianca Torres Fernandez	28	Corporate Secretary

Biographies

Biographical information concerning our directors and executive officers listed above is set forth below.

Ms. Dania Echemendia. Ms. Echemendia has served as the Company’s President and a director since August 3, 2021. Since January 2021, she has served as a realtor One Sotheby’s International Realty. Since February 2000, Ms. Echemendia has served as a realtor Huntington Group. From June 2000 through December 2020, she served as a principal at Tierra Azul Enterprises responsible for consulting hospitality, real estate development and media business. Ms. Echemendia graduated with a bachelor’s degree in Business from California State University, Los Angeles in 1982.

Mr. Andrew Murray. Mr. Murray has served as the Company’s Chief Financial Officer and a director since August 3, 2021. From May 2020 through November 2020, he served as a restructuring and financial advisor to Urban Commons. From May 2016 through May 2020, Mr. Murray served as the Chief Financial Officer of Sandstone Properties, Inc. From June 2013 through December 2015, he served as the Chief Financial Officer of Strategic Realty Capital. From June 2008 through May 2012, Mr. Murray served as the Chief Financial Officer of Meruelo Maddux Properties, an SEC-reporting, publicly traded real estate development company specializing in downtown Los Angeles redevelopment. Mr. Murray graduated with a bachelor’s degree in Economics (Accounting and Finance) from University of Pennsylvania (The Wharton School) in 1989.

Ms. Bianca Torres Fernandez. Ms. Torres has served as the Company’s Corporate Secretary since August 3, 2021. Prior to joining the Company, Ms. Torres was a student. Ms. Torres graduated with a bachelor’s degree in Business from each the University of Sacred Heart and University of Puerto Rico in May 2021 and May 2017, respectively. From March 1, 2021 to May 1, 2021, Ms. Torres interned at Goya Foods in Puerto Rico as a Social Media Specialist developing their social media campaign.

Family Relationships

There are no family relationships among the executive officers or the directors of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Our board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our board. Because we do not have any independent directors, our board believes that the establishment of committees of our board would not provide any benefits to our Company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our board will participate in the consideration of director nominees.

Until such time as our Company further develops our business, achieves a stronger revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our board to include one or more independent directors, we intend to establish an audit committee of our board of directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board.

Code of Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethics.

Insider Trading Policies and Procedures.

As of the date of this filing, the Company has not adopted a formal insider trading policy or procedure applicable to directors, officers, employees, or the Company itself. The Company is a smaller reporting company with a limited number of employees and officers, and the Company’s common stock is not publicly traded, and accordingly management believes that it can adequately monitor trading activity and compliance with applicable securities laws without a formal written policy. While the Company does not currently maintain a formal policy, all directors, officers, and employees are expected to comply with the requirements of federal securities laws, including restrictions on trading while in possession of material non-public information. The Company continues to evaluate its governance practices and may adopt a formal insider trading policy in the future as its operations grow or its circumstances change.

Limitation on Liability and Indemnification of Officers and Directors

Our certificate of incorporation, as amended, limits the liability of its directors to the broadest and maximum extent permitted by the General Corporations Law of Puerto Rico. The certificate of incorporation, as amended, provides that we will indemnify every person who is a party or is threatened to be a party in any suit or proceeding, arising out of their status as a director or officer of the Registrant, or is or was serving at the request of the Registrant as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise. The right to be indemnified will include the right of a director or officer to be paid expenses (including attorney’s fees), judgments, fines and amounts paid in settlement in connection with such suit or proceeding. The certificate of incorporation, as amended, also provides for the payment in advance of the final disposition of such suit or proceeding upon receipt of an undertaking by or on behalf of the director or officer, to repay such amount if it will ultimately be determined by a final judgment or other final adjudication that he or she is not entitled to be indemnified by the Registrant as authorized in the certificate of incorporation.

The rights to indemnification and to the advancement of expenses conferred in the certificate of incorporation, as amended, are not exclusive of any other right which any person may have or hereafter acquire under any statute, the certificate of incorporation and our bylaws, by agreement, vote of stockholders, or disinterested directors or otherwise.

We will purchase and intend to maintain insurance on behalf of us and any person who is or was a director or officer against any loss arising from any claim asserted against him or her and incurred by him or her in that capacity, subject to certain exclusions and limits of the amount of coverage.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment of expenses incurred or paid by a director, officer or controlling person in a successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to the court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The Board’s Role in Risk Oversight

Although our management is primarily responsible for managing our risk exposure on a daily basis, our board of directors oversees the risk management processes. Our board, as a whole, determines the appropriate level of risk for our company, assesses the specific risks that we face, and reviews management’s strategies for adequately mitigating and managing the identified risks.

Item 11. Executive Compensation

Summary of Compensation

Our Company was incorporated on August 3, 2021. The Company has not yet paid its directors and officers Dania Echemendia and Andrew Murray (our “named executive officers”) any cash or other form of compensation from August 3, 2021 (inception) to December 31, 2025. Therefore, we have excluded a Summary Compensation Table for the years ended December 31, 2024 and 2025 for the “named executive officers.” On October 8, 2021, the Company issued 3,000 shares of its $0.01 per share par value common stock as founders shares in exchange for incorporation services provided to Dania Echemendia (1,000 shares), Andrew Murray (1,000 shares), and Richard Meruelo (1,000 shares).

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Employment Agreements

There are no current employment agreements between the Company and our executive officer or understandings regarding future compensation.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2025.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of our board of directors. The board as a whole determines executive compensation.

Compensation Committee Interlocks and Insider Participation

Our board does not have, and has not had, a compensation committee. Our sole executive officer does not serve as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our board.

Compensation of Directors

Our board has the authority to fix the compensation of directors.

Director Independence

Our board of directors is currently composed of 2 members, who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Capital Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the beneficial ownership of our common stock at March 31, 2026, for:

●	each person known to us to be the beneficial owner of more than 5% of our common stock;

●	each named executive officer;

●	each of our directors; and

●	all of our executive officers and directors as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of USA Real Estate, 404 Ave Constitucion # 208, San Juan, Puerto Rico 00901. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 3,000 shares of our common stock outstanding as of March 31, 2026.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options, preferred stock or restricted stock units held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 31, 2026. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors and Named Executive Officers:
Dania Echemendia	1,000	33.3%
Andrew Murray	1,000	33.3%
All named executive officers and directors as a group (2 persons)	2,000	66.7%

5% Stockholders:
Richard Meruelo	1,000	33.3%

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction since August 3, 2021 (inception of the Company) and each currently proposed transaction in which:

●	We and any subsidiaries thereof have been or will be a participant;

●	the amount involved exceeds the lesser of $0 or one percent of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years

●	any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

The Company has entered into an oral agreement with a lender (the “Lender”), an affiliate of Richard Meruelo who is currently a 33% shareholder of the Company, to reimburse the Lender for advances made to the Company by the Lender for initial organizational and offering expenses. Such reimbursement is to be made by the Company as cash becomes available to the Company and such reimbursement is planned to be made using a portion of the proceeds of any forthcoming Company offering or other fundraising efforts. The Company will reimburse the Lender a maximum amount of $1,125,000 from any funds that it is able to raise for these advances. As of December 31, 2025, these advances totaled $619,999. As of December 31, 2024, these advances totaled $469,528. These advances have no maturity date or interest rate.

Another affiliate of the founders of the Company has provided 1,000 square feet of office space for the Company on an ad hoc basis for a rental rate of $1 per month on a month-to-month basis.

Officers and directors of the Company will have other business interests and obligations to other entities.

The Company and/or its respective affiliates, shareholders, members, partners, managers, directors, officers and employees will devote as much time to our affairs as is reasonably required in the judgment of the Company as applicable. Such affiliates, shareholders, members, partners, managers, directors, officers and employees will not be precluded from engaging directly or indirectly in any other business or other activity, including exercising investment advisory and management responsibility and funding, acquiring, originating, or otherwise transacting in loans, securities and other investments for their own accounts, for the accounts of family members, and for the accounts of future offerings.

None of the officers and directors of the Company will be required to manage the Company as their sole and exclusive function and they may have other business interests and may engage in other activities in addition to those relating to the Company, provided that such activities do not otherwise breach their agreements with the Company. We are dependent on these persons to successfully operate the Company. Their other business interests and activities could divert time and attention from operating the Company.

Foreclosed assets may be sold to affiliates.

In the event that we become the owner of any assets by reason of foreclosure, the first priority will be to arrange for the sale of the property for a price that will permit the recovery of the full amount of invested capital plus accrued but unpaid interest and other charges, or so much thereof as can reasonably be obtained in light of current market conditions. In order to facilitate such a sale, we may, but are not required to, arrange a sale to persons or entities affiliated with us or controlled by us, (e.g. to a limited liability company formed by us or an affiliate of ours). We will be subject to conflicts of interest in arranging such sales since we would represent or have an interest in both parties to the transaction. There will not be any independent review by any outside parties of such transactions. To the extent such sales are made to persons or entities affiliated with us or controlled by us, the Company will endeavor to enter into a transaction for a sale price of the property that, in the opinion of the Company, would have been reached in an arm’s length transaction with or among unaffiliated third parties to ensure fair and equitable treatment among the parties. However, no assurance can be given that the sale price for property would be fair, reasonable or negotiated at “arms-length.”

The Board of Directors, which has complete control over the Company, does not have a majority of independent directors and the Board of Directors has not voluntarily implemented various corporate governance measures, in the absence of which bondholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

The Board of Directors, which has complete control over the Company, does not have a majority of independent directors and the Board of Directors has not voluntarily implemented various corporate governance measures, in the absence of which bondholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, as amended (“the “Sarbanes-Oxley Act”), has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. The Board of Directors, that has complete control over the Company, has not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so. Our Board of Directors is comprised of non-independent directors. As a result, our Board of Directors does not have independent directors.

The Board of Directors has not adopted corporate governance measures such as an audit or other independent committee (such as a compensation committee or corporate governance and nominating committee) of the Board of Directors, as the Board of Directors presently does not have independent directors on the Board of Directors. If the Board of Directors expands its board membership in future periods to include additional independent directors, the Board of Directors may seek to establish an audit and other committee of its Board of Directors. It is possible that if the Board of Directors included independent directors and if the Board of Directors were to adopt some or all of these corporate governance measures, equity holders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, at present in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages or employment contracts to our officers are made by managers who have an interest in the outcome of the matters being decided.

However, as a general rule, the Board of Directors, in making its decisions, determines first that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. The Board of Directors executes the transaction between executive officers and the Company once approved by the Board of Directors.

Policies and Procedures for Related Party Transactions

The Board of Directors is responsible for reviewing and approving, prior to our entry into any such transaction, all related party transactions and potential conflict of interest situations involving:

●	any of our directors, director nominees or executive officers;

●	any beneficial owner of more than 10% of our outstanding stock; and

●	any immediate family member of any of the foregoing.

Our Board of Directors will review any financial transaction, arrangement or relationship that:

●	involves or will involve, directly or indirectly, any related party identified above and is in an amount greater than $0;

●	would cast doubt on the independence of a director;

●	would present the appearance of a conflict of interest between us and the related party; or

●	is otherwise prohibited by law, rule or regulation.

The Board of Directors will review each such transaction, arrangement or relationship to determine whether a related party has, has had or expects to have a direct or indirect material interest. Following its review, the Board of Directors will take such action as it deems necessary and appropriate under the circumstances, including approving, disapproving, ratifying, canceling or recommending to management how to proceed if it determines a related party has a direct or indirect material interest in a transaction, arrangement or relationship with us. Any member of the Board of Directors who is a related party with respect to a transaction under review will not be permitted to participate in the discussions or evaluations of the transaction; however, the Board of Directors member will provide all material information concerning the transaction to the Board of Directors.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed for audit and other services provided by Fruci & Associates II, PLLC, our independent auditors, for the fiscal year ended December 31, 2025 and 2024, respectively:

	Year ended December 31,
	2025	2024
Audit Fees	$31,781	$16,500

Audit-Related Fees	$0	$0

Tax Fees	$0	$0

All Other Fees	$0	$0

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for tax planning services and tax advice. The board of directors must specifically approve all other tax services.

All Other Fees. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories. The board of directors preapproves specified other services that do not fall within any of the specified prohibited categories of services.

Pre-Approval Policy

Since formation, all of the foregoing services were pre-approved by our Board of Directors. Our Board of Directors will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Board of Directors prior to the completion of the audit).

PART IV

Item 15. Exhibits; Financial Statement Schedules.

(a) The following documents are filed as part of this annual report:

(1) Financial Statements

See Index to Financial Statements on page F-1.

(2) Financial Statements Schedules

All financial statements schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this annual report.

(3) Exhibits

We hereby file as part of this annual report the exhibits listed in the Exhibit Index immediately before the signature page to this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

None.

USA REAL ESTATE OPPORTUNITIES INCOME, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of USA Opportunity Income One, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of USA Opportunity Income One, Inc. (“the Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity/(deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not commenced its primary lending operations, and does not have sufficient cash or a source of revenue sufficient to cover future operating costs. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2021.

Spokane, Washington

March 31, 2026

USA Opportunity Income One, Inc.

Balance Sheets

	December 31, 2025	December 31, 2024

ASSETS
Current Assets
Unrestricted cash	$4,995	$22,539
Restricted cash	-	-
Accounts receivable	-	-
Prepaid expenses	-	1,853
Total Current Assets	4,995	24,391

Due to/from related parties	-	-
Capitalized bond issuance costs	-	-
FF&E	-	-

First trust deed mortgages	-	-
Other trust deed mortgages	-	-
Unsecured loans receivable	-	-
Preferred equity interests	-	-
TOTAL ASSETS	$4,995	$24,391

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Accounts payable	$16,058	$4,230
Bonds issued and outstanding at par	150,000	-
Advances from related party	619,999	469,528
Total Current Liabilities	786,057	473,758

Bonds issued and outstanding at par	45,000	196,000

Total Liabilities	831,057	669,758

Commitments and contingencies	-	-

Common stock, $0.01 per share par value; 3,000 shares authorized, issued and outstanding at December 31, 2025 and December 31, 2024	30	30
Additional paid in capital	-	-
Retained earnings	(826,092)	(645,397)
Total Equity	(826,062)	(645,367)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$4,995	$24,391

USA Opportunity Income One, Inc.

Statements of Operations

	For the year ended
	December 31, 2025	December 31, 2024

Revenues

Interest income	$-	$-
Preferred equity dividends	-	-
Originations points and related fees	-	-
Other fee income	-	-
Total Revenues	-	-

Operating Expenses
Marketing expense	-	-
Underwriting expense	-	-
Servicing expense	-	-
Bad debt expense	-	-
General & administrative expense	(157,351)	(111,207)
Amortization of issuance costs	-	-
Interest expense on bonds	(23,417)	(20,691)
Total Operating Expenses	(180,768)	(131,898)

Operating Income/(Loss)	(180,768)	(131,898)

Other Income (Expense)
Other Interest Income	73	2,297
Income/(Loss) before income taxes	(180,695)	(129,601)

Provision for income taxes	-	-

Net Income/(Loss)	$(180,695)	$(129,601)

Net Income per share (basic and fully diluted)	$(60.23)	$(43.20)
Shares outstanding (basic and fully diluted)	3,000	3,000

USA Opportunity Income One, Inc.

Statements of Changes in Stockholders’ Equity/(Deficit)

For the years ended December 31, 2024 and December 31, 2025

					Total
			Additional		Stockholders’
	Common Stock		Paid In	Retained	Equity/
	Shares	Amount	Capital	Earnings	(Deficit)

Balance at December 31, 2023	3,000	$30	$0	$(515,796)	$(515,766)

Issuance of Common Stock	-	-	-	-	-
Net Income/(Loss)	-	-	-	(129,601)	(129,601)
Balance at December 31, 2024	3,000	$30	$0	$(645,397)	$(645,367)

Issuance of Common Stock	-	-	-	-	-
Net Income/(Loss)	-	-	-	(180,695)	(180,695)
Balance at December 31, 2025	$3,000	$30	$0	$(826,092)	$(826,062)

USA Opportunity Income One, Inc.

Statements of Cash Flows

	For the year ended
	December 31, 2025	December 31, 2024

Cash Flows from Operating Activities

Net income/(loss)	$(180,695)	$(129,601)
Increase/(Decrease) in accounts payable	11,828	4,230
Increase/(Decrease) in due to/from related parties	150,471	2,096
(Increase)/Decrease in accounts receivable/prepaid expenses	1,852	(1,853)

Net Cash Used in Operating Activities	(16,544)	(125,128)

Cash Flows from Investing Activities

Originations of loans	-	-
Repayments of loans	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities

Proceeds of issuance of common stock	-	-
Proceeds from issuance / (redemption) of unsecured bonds	(1,000)	45,000
Net Cash Provided by Financing Activities	(1,000)	45,000

Net Change in Cash	(17,544)	(80,128)

Cash at beginning of period	22,539	102,667
Cash at end of period	$4,995	$22,539

Cash paid during the period for:
Interest expense	$23,417	$20,691

Income taxes	-	-

Notes to the Audited Financial Statements

As of December 31, 2025

Note 1 - Formation and Organization

USA Opportunity Income One, Inc. (the “Company”) is a corporation organized under the laws of the State of Puerto Rico on August 3, 2021. As of December 31, 2024 and December 31, 2025, the Company has not commenced its primary lending operations. These financial statements are for the years ended December 31, 2024 and December 31, 2025. The Company’s fiscal year end is December 31.

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

On February 18, 2025, we terminated the Regulation A offering. In that offering, the Company sold one 7% USA Real Estate Bond for $1,000 and sold four 12% USA Real State Bonds for $195,000. The Company used the proceeds received for general corporate purposes.

On November 5, 2025, the Company filed a Prospectus with the SEC related to an offering of the Company’s “USA Real Estate Bonds” consisting of (i) up to $70,000,000 of “7% USA Real Estate Bonds,” (ii) up to $50,000,000 of “8% USA Real Estate Bonds,” (iii) up to $45,000,000 of “10% USA Real Estate Bonds,” and (iv) up to $35,000,000 of “12% USA Real Estate Bonds” on a best efforts basis at a purchase price of $1,000 each and a minimum investment amount of $10,000 (the “Offering”). For more information on the terms of USA Real Estate Bonds being offered, please see “Description of the USA Real Estate Bonds” beginning on page 67 of the prospectus

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurements are reflected in the period in which the change in judgment occurs. As of December 31, 2024 and December 31, 2025, the Company had no material unrecognized tax benefits as follows: the Company has a net operating loss for tax purposes in the year of 2025 of $180,695, an estimated gross deferred tax asset of $7,228 and an estimated net of valuation allowance deferred tax asset of $0. The Company is subject to income taxes to the Government of Puerto Rico and is not subject to corporate taxation by the Internal Revenue Service.

(g)	Liquidity and Going Concern:

The Company has outstanding $195,000 in Bonds as of December 31, 2025 and has outstanding $196,000 in bonds as of December 31, 2024, has not commenced its primary lending operations, and does not have sufficient cash or a source of revenue sufficient to cover future organizational, offering and operation costs. As of December 31, 2025 and December 31, 2024, the Company has not made any investments into cash flowing assets and have not generated any significant revenues. Other interest income in the years of 2025 and 2024 were derived from interest income on cash on hand. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will be dependent upon the raising of additional capital through issuance of bonds in order to implement its business plan. There can be no assurance that the Company will be successful in this situation in order to continue as a going concern. The Company is funding its initial expenses from payments of expenses by founders of the Company.

(h)	Earnings per share, basic and diluted

Basic net income per share will be computed by allocating net income to common shares and using the weighted-average number of common shares outstanding during the period.

Diluted net income per share will be computed using the weighted-average number of common shares and, if dilutive, the potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share. The Company has no dilutive securities outstanding.

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

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The amendments in this ASU are effective for annual periods beginning on January 1, 2025, and should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted.

The Company has not yet generated taxable income and will be a tax payer pursuant to its incorporation in Puerto Rico and being subject to Act 60 as previously discussed in the Business Overview and Government Regulations sections of this Annual Report.

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

(l) Bonds Payable

When a company issues bonds, the face value of the bonds is recorded as a liability, “Bonds Payable,” on the balance sheet. If the bonds are issued at a price above or below their face value, the difference is recorded as a premium or discount on bonds payable, respectively. Any costs associated with issuing the bonds, such as legal fees or underwriting commissions, are typically expensed as incurred. Premiums or discounts on bonds payable are amortized over the life of the bonds using the effective interest method. This method allocates the total interest expense over the life of the bond, ensuring that the interest expense is recognized consistently. Interest expense is calculated based on the carrying amount of the bonds (face value plus or minus the unamortized premium or discount) and the effective interest rate. All bonds have been issued at face value. There have been no premiums or discounts on any bonds issued. Existing bonds outstanding are paid on a monthly basis in arrears and all interest payments are current.

Note 3 – Stockholders’ Equity/(Deficit)

As of August 3, 2021, 3,000 shares of a single class of common share with a par value of $0.01 per share have been authorized. As of December 31, 2025, the Company issued 3,000 shares, 1,000 shares each to each of the three founders as founders shares.

Note 4 - Related-Party Transactions

No fees will be paid by the Company to any affiliates of the founders of the Company. The Company is only expected to reimburse the founders of the Company for initial organizational and offering expenses such as legal and other professional services paid by the founders of the Company. See Note 2. These advances have no maturity or interest rates associated with them. Such reimbursement shall be treated as expenses of the Company and shall not be deemed to constitute distributions to any stockholders of the Company. As of December 31, 2025, advances to the Company by an affiliate of a founder totaled $619,999. Another affiliate of a founder of the Company has provided 1,000 square feet of office space for the Company on an ad hoc basis for a rental rate of $1 per month on a month-to-month basis. The Company has not adopted a specific short term lease exclusion policy due to the nature of this lease being month-to-month and the de minimus magnitude of the lease payment of $1 per month.

Note 5 - Commitments and Contingencies

The Company may become subject to various legal proceedings. However, as of December 31, 2025 and December 31, 2024, the Company is not subject to any material pending or threatened legal proceedings. Initial organization and offering costs paid by founders of the Company on behalf of the Company are expected to be subject to future reimbursement from the Company.

Note 6 - Subsequent Events

The Company has evaluated events through March 31, 2026 and notes that two 12% USA Real Estate Bonds for gross proceeds of $65,000 were issued in the first quarter of 2026.

Exhibit Number	Description of Exhibit
3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 2.1 on Form 1-A filed on November 2, 2021).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2.2 on Amendment No. 1 to Form 1-A filed on February 8, 2022).
3.3	Bylaws (incorporated by reference to Exhibit 2.2 on Form 1-A filed on November 2, 2021).
4.1	Form of 7% USA REAL ESTATE BONDS. (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-1 filed with the SEC on October 16, 2025).
4.2	Form of 8% USA REAL ESTATE BONDS. (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-1 filed with the SEC on October 16, 2025).
4.3	Form of 10% USA REAL ESTATE BONDS. (Incorporated by reference to Exhibit 4.3 of the Company’s Form S-1 filed with the SEC on October 16, 2025).
4.4	Form of 12% USA REAL ESTATE BONDS. (Incorporated by reference to Exhibit 4.4 of the Company’s Form S-1 filed with the SEC on October 16, 2025).
4.5	Form of USA REAL ESTATE BONDS INVESTOR AGREEMENT. (Incorporated by reference to Exhibit 4.5 of the Company’s Form S-1 filed with the SEC on October 16, 2025).
4.6*	Description of Securities.
10.1	Engagement Agreement with Sardona Capital S.A. dated June 17, 2025. (Incorporated by reference to Exhibit 1.1 of the Company’s Form S-1 filed with the SEC on October 16, 2025).
21.1	List of Subsidiaries of USA Opportunity Income One, Inc. (Incorporated by reference to Exhibit 21.1 of the Company’s Form S-1 filed with the SEC on October 16, 2025).
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith and not to be incorporated by reference into any filing of USA Opportunity Income One, Inc. under the Securities Act or the Exchange Act whether made before or after the date of this Annual Report.

69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2026.

USA OPPORTUNITY INCOME ONE, INC.

By:	/s/ Dania Echemendia
Dania Echemendia, President

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Dania Echemendia, as attorney-in-fact with full power of substitution to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dania Echemendia	President and Director	March 31, 2026
Dania Echemendia	(Principal Executive Officer)

/s/ Andrew Murray	Chief Financial Officer and Director	March 31, 2026
Andrew Murray	(Principal Financial and Accounting Officer)

70