Form 10-Q
period 2026-03-31
USA OPPORTUNITY INCOME ONE, INC.
filed 2026-05-20
CIK 1878379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-290915

USA Opportunity Income One, Inc.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0985204
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 20, 2026, the registrant had 3,000 shares of common stock issued and outstanding.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

USA Opportunity Income One, Inc.

Balance Sheets

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets
Unrestricted cash	$34,359	$4,995

Total Current Assets	34,359	4,995

TOTAL ASSETS	$34,359	$4,995

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Accounts payable	$37,245	$16,058
Bonds issued and outstanding at par	170,000	150,000
Advances from related party	629,999	619,999

Total Current Liabilities	837,244	786,057

Bonds issued and outstanding at par	90,000	45,000

Total Liabilities	927,244	831,057

Commitments and contingencies	-	-

Common stock, $0.01 per share par value, 3,000 shares authorized, issued and outstanding at March 31, 2026 and December 31, 2025	30	30
Additional paid in capital	-	-
Retained earnings	(892,915)	(826,092)

Total Equity	(892,885)	(826,062)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$34,359	$4,995

See accompanying notes

USA Opportunity Income One, Inc.

Statements of Operations

	For the three months ended
	March 31,	March 31,
	2026	2025
	(unaudited)	(unaudited)

Revenues

Interest income	$0	$0

Total Revenues	-	-

Operating Expenses
General & administrative expense	(60,031)	(39,790)
Interest expense on bonds	(6,792)	(5,867)

Total Operating Expenses	(66,823)	(45,657)

Operating Income

Other Income (Expense)
Other Interest Income	0	65

Income/(Loss) before income taxes	(66,823)	(45,592)

Provision for income taxes	-	-

Net Income/(Loss)	$(66,823)	$(45,592)

Net Income per share (basic and fully diluted)	$(22.27)	$(15.20)
Shares outstanding (basic and fully diluted)	3,000	3,000

See accompanying notes

USA Opportunity Income One, Inc.

Statements of Changes in Stockholders’ Equity/(Deficit)

For the three months ended March 31, 2026 and March 31, 2025

(unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid In	Retained	Equity/
	Shares	Amount	Capital	Earnings	(Deficit)

Balance at December 31, 2025	3,000	$30	$0	$(826,092)	$(826,062)

Net Income/(Loss)	-	-	-	(66,823)	(66,823)

Balance at March 31, 2026	3,000	$30	$0	$(892,915)	$(892,885)

Balance at December 31, 2024	3,000	$30	$0	$(645,397)	$(645,367)

Net Income/(Loss)	-	-	-	(45,592)	(45,592)

Balance at March 31, 2025	3,000	$30	$0	$(690,989)	$(690,959)

See accompanying notes

USA Opportunity Income One, Inc.

Statements of Cash Flows

	For the three months ended
	March 31,	March 31,
	2026	2025
	(unaudited)	(unaudited)

Cash Flows from Operating Activities

Net income/(loss)	$(66,823)	$(45,592)
Increase/(Decrease) in accounts payable	21,188	17,284
Increase/(Decrease) in due to/from related parties	10,000	8,584
(Increase)/Decrease in accounts receivable/prepaid expenses	0	1,853

Net Cash Used in Operating Activities	(35,635)	(17,871)

Cash Flows from Investing Activities

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities

Proceeds of issuance of common stock	-	-
Proceeds from issuance / (redemption) of unsecured bonds	65,000	-

Net Cash Provided by Financing Activities	65,000	-

Net Change in Cash	$29,365	$(17,871)

Cash at beginning of period	4,995	22,539
Cash at end of period	$34,360	$4,668

Cash paid during the period for:
Interest expense	6,792	5,867

Income taxes

See accompanying notes

Notes to the Unaudited Financial Statements

As of March 31, 2026

Note 1 - Formation and Organization

USA Opportunity Income One, Inc. (the “Company”) is a corporation organized under the laws of the State of Puerto Rico on August 3, 2021. As of December 31, 2025 and March 31, 2026 the Company has not commenced its primary lending operations. These financial statements are for the three-month period ended March 31, 2025 and March 31, 2026. The Company’s fiscal year end is December 31.

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

The Company had previously filed an offering statement on a post qualification amendment of a Form 1-A with the Securities and Exchange Commission (“SEC”) with respect to an offering of up to $75 million in bonds. The terms of these bonds were as follows:

7% USA Real Estate Bonds:

●	are priced at $1,000.00 each;
●	represent a full and unconditional obligation of our Company;
●	bear interest at 7% per annum.;
●	mature on December 31, 2031;
●	are subject to repayment (i) at the demand of a bondholder beginning in the first month after the second anniversary of the date of purchase of USA Real Estate Bonds by such bondholder and (ii) in the case of a bondholder’s death, bankruptcy or total permanent disability, each subject to notice, discounts and other provisions contained in the Company’s Form 1-A.;
●	are subject to an interest reserve fund for the repayment of bondholders which shall be funded with an amount equal to one year’s interest payments up to a maximum of 7% of the total amount of USA Real Estate Bonds sold;
●	are subject to redemption by the Company at any time after the second anniversary of the first sale of USA Real Estate Bonds; provided that a partial redemption complies with applicable tender offer rules.;
●	rank equally with all of our other unsecured debt unless such debt is senior to or subordinate to the USA Real Estate Bonds by their terms;
●	are transferable;
●	are unsecured; and
●	are governed and construed in accordance with the laws of Puerto Rico

12% USA Real Estate Bonds:

●	are priced at $1,000.00 each;
●	represent a full and unconditional obligation of our company;
●	bear interest at 12% per annum.;
●	mature 3 years from the issue date;
●	are subject to repayment in the case of a bondholder’s death, bankruptcy or total permanent disability, each subject to notice, discounts and other provisions contained in the relevant offering circular;
●	are subject to redemption by the Company at any time after the second anniversary of the issue date of a bondholder’s bond; provided that a partial redemption complies with applicable tender offer rules;
●	rank equally with all of our other unsecured debt unless such debt is senior to or subordinate to the USA Real Estate Bonds by their terms;
●	are transferable;
●	are unsecured; and
●	are governed and construed in accordance with the laws of Puerto Rico

The following table sets forth information regarding the USA Real Estate Bonds:

Number of Bonds	Bond Principal	Interest Rate	Maturity Year

6	260,000	12.00%	2026//27/29

Principal Repayment Schedule

2026	$150,000
2027	45,000
2028	-
2029	65,000
Thereafter	-

On February 18, 2025, we terminated the Regulation A offering. In that offering, the Company sold one 7% USA Real Estate Bond for $1,000 and sold four 12% USA Real Estate Bonds for $195,000. The Company used the proceeds received for general corporate purposes.

On November 5, 2025, the Company filed a Prospectus with the SEC related to an offering of the Company’s “USA Real Estate Bonds” consisting of (i) up to $70,000,000 of “7% USA Real Estate Bonds,” (ii) up to $50,000,000 of “8% USA Real Estate Bonds,” (iii) up to $45,000,000 of “10% USA Real Estate Bonds,” and (iv) up to $35,000,000 of “12% USA Real Estate Bonds” on a best efforts basis at a purchase price of $1,000 each and a minimum investment amount of $10,000 (the “Offering”). The Company has sold two 12% Real Estate Bonds for total proceeds of $65,000. For more information on the terms of USA Real Estate Bonds being offered, please see “Description of the USA Real Estate Bonds” beginning on page 67 of the prospectus.

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

The Company does not have an operating history and has not generated any revenue through the origination of mortgages and other liens on and interests in real estate. The Company’s business and operations are sensitive to general business and economic conditions, along with any related local, state and federal government policy decisions. Factors beyond the Company’s control could cause fluctuations in these conditions, including the ability to raise funds to acquire real estate investments and the availability of real estate investments to acquire. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurements are reflected in the period in which the change in judgment occurs. As of December 31, 2025 and March 31, 2026, the Company had no material unrecognized tax benefits as follows: the Company has a net operating loss for tax purposes in the first three months of 2026 of $66,823, an estimated gross deferred tax asset of $2,673 and an estimated net of valuation allowance deferred tax asset of $0.

(g)	Liquidity and Going Concern:

The Company has outstanding $260,000 in Bonds as of March 31, 2026 and has outstanding $195,000 in bonds as of December 31, 2025, has not commenced its primary lending operations, and does not have sufficient cash or a source of revenue sufficient to cover future organizational, offering and operation costs. As of March 31, 2026 and December 31, 2025, the Company has not made any investments into cash flowing assets and have not generated any significant revenues. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will be dependent upon the raising of additional capital through issuance of bonds in order to implement its business plan. There can be no assurance that the Company will be successful in this situation in order to continue as a going concern. The Company is funding its initial expenses from payments of expenses by founders of the Company.

(h)	Earnings per share, basic and diluted

Basic net income per share will be computed by allocating net income to common shares and using the weighted-average number of common shares outstanding during the period.

Diluted net income per share will be computed using the weighted-average number of common shares and, if dilutive, the potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share. The Company has no outstanding dilutive securities.

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

The Company has not yet generated taxable income and will be a tax payer pursuant to its incorporation in Puerto Rico and being subject to Act 60.

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

Note 3 – Stockholders’ Equity/(Deficit)

As of August 3, 2021, 3,000 shares of a single class of common share with a par value of $0.01 per share have been authorized. As of March 31, 2026, the Company issued 3,000 shares, 1,000 shares each to each of the three founders as founders shares.

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

Note 5 - Commitments and Contingencies

The Company may become subject to various legal proceedings. However, as of March 31, 2026 and December 31, 2025, the Company is not subject to any material pending or threatened legal proceedings. Initial organization and offering costs paid by founders of the Company on behalf of the Company are expected to be subject to future reimbursement from the Company. See Note 2 for further information.

Note 6 - Subsequent Events

The Company has evaluated events through the date of this filing and notes that the Company and a bondholder of a $50,000 bond with a maturity of May 18, 2026 are discussing the possibility of extending the investment.

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

Overview

We are an early-stage, internally managed company and to date our activities have involved the organization of our Company and conducting an offering under Regulation A. From March 9, 2022 to February 18, 2025, we conducted a “Tier 2 Offering” under Regulation A, pursuant to which we sold one 7% USA Real Estate Bond for $1,000 and sold four 12% USA Real Estate Bonds for $195,000. The Company used the proceeds received for general corporate purposes. On November 5, 2025, our Registration Statement on Form S-1, which was filed with the SEC on October 16, 2025 and which offered up to $200,000,000,of our “USA Real Estate Bonds” consisting of (i) “7% USA Real Estate Bonds,” (ii) “8% USA Real Estate Bonds,” (iii) “10% USA Real Estate Bonds,” and (iv) “12% USA Real Estate Bonds” on a best efforts basis at a purchase price of $1,000 each and a minimum investment amount of $10,000 (the “Offering”) became effective. On April 23, 2026, we filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 and ceased the offering on such date until the Post-Effective Amendment is declared effective by the SEC. As of April 23, 2026, we had sold two 12% USA Real Estate Bonds in the Offering for gross proceeds of $65,000.

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

We are an early-stage company which plans to implement our commercial real estate lending business model after we raise funds pursuant to the Offering. Our business model is centered primarily around originating mortgages and other liens on and interests in real estate. We anticipate that (i) at least 80% of our assets will consist of “mortgages and other liens on and interests in real estate” (“Qualifying Interests”), including, bridge senior secured money lending and mezzanine lending related to real estate and real estate development projects and (ii) not more than 20% of our total assets consist of assets that have no relationship to real estate, assets that have no relationship to real estate constituting no more than 20% of our assets, including, but not limited to, investing in preferred equity interests and up to 5% of the net proceeds for working capital and general corporate purposes, provided the amount and nature of such activities do not cause us to lose our exemption from regulations as an investment company pursuant to the Investment Company Act of 1940, or the “40 Act.” Qualifying Interests are assets that represent an actual interest in real estate or are loans or liens “fully secured by real estate” but exclude securities in other issuers engaged in the real estate business. We have not sought or obtained any formal determination or no-action relief from the Securities and Exchange Commission regarding our status under the 40 Act.

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

April 2026 to August 2026:

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

September 2026 to November 2026:

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

December 2026 to February 2027:

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

Results of Operations for the three months ended March 31, 2026 and 2025

As of March 31, 2026, the Company had not started making loans and investments. For the three months ended March 31, 2026 and 2025, our total revenues from operations were $0 and $0, respectively. Operating costs for the three months ended March 31, 2026 and 2025 were $66,823 and $45,657, respectively, including mostly organizational fees. The largest category of expenses is shown as “General and administrative expense” which were $60,031 and $39,790, respectively for three months ended March 31, 2026 and 2025. Net loss for the three months ended March 31, 2026 and 2025 was $66,823 and $45,592, respectively.

Liquidity and capital resources

At March 31, 2026 and December 31, 2025, we had cash on hand of $34,360 and $4,995, respectively. We do not have any external sources of capital and are dependent upon advances from our shareholders and/or affiliates of our shareholders to provide funds for our operations until we are able to raise funds from the sale of USA Real Estate Bonds in the Offering or other fundraising efforts. Our shareholders and/or affiliates of our shareholders, however, are under no obligation to advance us any funds. The Company has entered into an oral agreement with a lender (the “Lender”), an affiliate of Richard Meruelo who is currently a 33% shareholder of the Company, to reimburse the Lender for advances made to the Company by the Lender for initial organizational and offering expenses. Such reimbursement is to be made by the Company as cash becomes available to the Company and such reimbursement is planned to be made using a portion of the proceeds of any forthcoming Company offering or other fundraising efforts. The Company will reimburse the Lender a maximum amount of $1,125,000 from any funds that it is able to raise for these advances. As of March 31, 2026 and December 31, 2025, these advances totaled $629,999 and $619,999, respectively. These advances have no maturity date or interest rate. As of May 20, 2026, these advances totaled $639,999.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet generated any significant revenue and is still an early-stage company with a limited operating history. The Company has issued $195,000 in USA Real Estate Bonds as of December 31, 2025 and has issued $260,000 in USA Real Estate bonds as of March 31, 2026, has not commenced its primary lending operations, and does not have sufficient cash or a source of revenue sufficient to cover future organizational, offering and operation costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Contingent Liabilities

We may be subject to lawsuits, investigations and claims (some of which may involve substantial dollar amounts) that can arise out of our normal business operations. We would continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a thorough analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation and outcomes of similar cases through the judicial system), changes in assumptions or changes in our settlement strategy. There were no contingent liabilities as of March 31, 2026.

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

As of March 31, 2026, we had no federal and state income tax expense.

Off-Balance Sheet and Other Arrangements

As of March 31, 2026, we did not have any material off-balance sheet arrangements.

Significant Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are fully described in Note 2 to our financial statements appearing in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current principal executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of the following material weakness:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the last fiscal quarter ended March 31, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2026, we are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting us, or our common stock, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There were no material defaults regarding payments of principal and interest that exceeded 5% of our total assets.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Opportunity Income One, Inc.

Date: May 20, 2026	By:	/s/ Dania Echemendia
Dania Echemendia
President and Director
(Principal Executive Officer)

Date: May 20, 2026	By:	/s/ Andrew Murray
Andrew Murray
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

